Form 10-Q
period 1996-03-31
ENDOSONICS CORP
filed 1996-05-15
CIK 883420

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended March 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from_______________ to_____________ .

                         Commission file number 0-19880

                             ENDOSONICS CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                              68-0028500
- -------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporated or organization)                                Identification No.)

                 6616 Owens Drive, Pleasanton, California 94588
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (510) 734-0464

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                     -----    -----
On March 31, 1996, the registrant had outstanding 13,421,896 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

This report on Form 10-Q including all exhibits, contains 11 pages.

                             ENDOSONICS CORPORATION

                                    FORM 10-Q

                                  FIRST QUARTER

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated balance sheets at
             March 31, 1996 and December 31, 1995..........................  3

          Consolidated statements of operations for the
             three months ended March 31, 1996 and 1995....................  4

          Condensed consolidated statements of cash flows
             for the three months ended March 31, 1996 and 1995............  5

          Notes to condensed consolidated financial statements.............  6

Item 2.   Management's discussion and analysis of financial
            condition and results of operations............................  7


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K................................. 11

Signatures................................................................. 11

                            ENDOSONICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                   March 31,      December 31,
                                                                     1996             1995
                                                                  ----------       ----------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 36,511         $ 36,757
  Short-term investments                                             13,280            7,638
  Trade accounts receivable, net                                      5,506            5,852
  Inventories                                                         4,462            4,046
  Accrued interest receivable and other current assets                  862              973
                                                                  ----------       ----------
        Total current assets                                         60,621           55,266
Property and equipment, net                                           1,719            1,687
                                                                  ----------       ----------
                                                                   $ 62,340         $ 56,953
                                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                            $  5,404         $  5,384
  Deferred extended warranty revenue                                      2               10
                                                                  ----------       ----------
       Total current liabilities                                      5,406            5,394
Deferred distributorship fee revenue                                    136              154
Convertible obligation                                                  750              750
Minority Interest                                                     2,500            2,500

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value
  5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 25,000,000 shares authorized
  and 13,421,896 and 12,831,512 shares issued and outstanding
  as of March 31, 1996 and December 31, 1995, respectively               14               13
Additional paid-in capital                                          106,101           98,989
Accumulated deficit                                                 (52,076)         (50,837)
Unrealized loss on available-for-sale securities                        (36)              (7)
Deferred Compensation                                                  (369)              --
Foreign currency translation                                            (86)              (3)
                                                                  ----------       ----------
       Total stockholder's equity                                    53,548           48,155
                                                                  ----------       ----------
                                                                   $ 62,340         $ 56,953
                                                                  ==========       ==========

                             See accompanying notes

                             ENDOSONICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

               (In thousands, except share and per share amounts)


                                                 Three Months Ended March 31,
                                                    1996               1995
                                                -----------        -----------
Revenues:
  Product sales                                     $5,182             $2,512
  License fee                                          100                120
  Contract revenue                                     390                 90
                                                -----------        -----------
Total revenue                                        5,672              2,722

Operating expenses:
  Cost of product sales                              3,496              2,268
  Research, development and clinical                 1,613              1,792
  Marketing and sales                                1,555              1,165
  General and administrative                           856                949
                                                -----------        -----------
Total operating expenses                             7,520              6,174
                                                -----------        -----------
  Loss from operations                              (1,848)            (3,452)

Other income:
  Interest income                                      591                201
  Distributorship fees                                  18                 18
                                                -----------        -----------
Total other income, net                                609                219
                                                -----------        -----------
Net loss                                           ($1,239)           ($3,233)
                                                ===========        ===========

Net loss per share                                  ($0.09)            ($0.32)

Shares used in computing
     net loss per share                         13,094,157          9,986,926
                                                ===========        ===========

                             See accompanying notes

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)



                                                    Three months ended March 31,
                                                            1996          1995
                                                       ----------       --------
Cash flows from operating activities
  Net loss                                               ($1,239)       ($3,233)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization of deferred compensation                     26            --
    Depreciation and amortization                            175            212
    Net changes in:
      Operating assets                                       (42)          (211)
      Operating liabilities and deferred revenue              (6)          (301)
                                                       ----------       --------
        Net cash used in operating activities             (1,086)        (3,533)

Cash flows from investing activities:
  Purchases of short-term investments                    (11,859)           --
  Sales of short-term investments                             80            --
  Maturities of short-term investments                     6,108           2,083
  Capital expenditures for property and equipment           (207)          (113)
                                                       ----------       --------
        Net cash provided by investing activities         (5,878)         1,970

Cash flows from financing activities:
  Proceeds from common stock issuance to Cordis Corp.      5,000            --
  Proceeds from exercise of employee stock options         1,718              9
                                                       ----------       --------
        Net cash provided by financing activities          6,718              9
                                                       ----------       --------

Net (decrease) increase in cash and equivalents             (246)        (1,554)
Cash and equivalents, beginning of period                 36,757          4,862
                                                       ----------       --------
Cash and equivalents, end of period                      $36,511         $3,308
                                                       ==========      =========


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information at March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 is unaudited. Information at December 31, 1995 has been derived from audited financial statements. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1996 and the consolidated results of its operations and cash flows for the three month periods ended March 31, 1996, and 1995. Results for the interim are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, contained in the Company's Annual Report on Form 10-K.


2. INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                            March 31, 1996   December 31, 1995
                                            --------------   -----------------

               Raw materials                     $1,371          $1,225
               Work-in-process                    1,806           1,575
               Finished goods                     1,285           1,246
                                                --------         ------

               Total                             $4,462          $4,046
                                                ========         =======


3.  COMPUTATION OF NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation because their effect is antidilutive.

4. STOCKHOLDER'S EQUITY

The increase in common stock and additional paid-in capital resulted from the sale of 350,877 shares of common stock to Cordis Corporation at $14.25 per share and from exercises of employee stock options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the Company's relationship with Cordis Corporation and the effect on Cordis of its acquisition by Johnson & Johnson, Inc., scale-up of the Company's manufacturing operations for the Company's existing products and the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For a discussion of these and other factors, please see "Future Operating Results" beginning on page 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

OVERVIEW

Since inception in 1984, EndoSonics has engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. The Company's financial results will be affected in the future by several factors, including the timing of any FDA approval to market the Company's products, FDA approval of IDE (Investigational Device Exemption) sites and the number of patients permitted to be treated in the related clinical trials, future changes in government regulations and third party reimbursement policies applicable to the Company's products, the revenue mix of Oracle imaging systems and catheters, the progress of competing technologies, and the ability of the Company to develop the manufacturing and marketing capabilities necessary to support commercial sales. As a result of these factors, revenue levels, gross margins and operating results may fluctuate from quarter to quarter.

In February 1996, EndoSonics and Cordis entered into an agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East (the "Exclusive Distribution Agreement"). The Exclusive Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Nederland B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell EndoSonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with EndoSonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from EndoSonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by EndoSonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods.

In February 1996, EndoSonics and Cordis Corporation entered into an Imaging/Therapeutic Combination Devices Development Agreement (the "Development Agreement") pursuant to which the parties agreed to cooperate in the development and marketing of advanced, cost effective imaging/therapeutic combination devices. The Development Agreement provides, among other things, that the parties shall jointly agree upon the specifications of the products to be developed, the budget, and the schedule for completion. Cordis agreed to provide technical and manufacturing support for the development efforts and to provide certain funding payable over a period not to exceed thirty months. The Development Agreement expires upon the earlier of thirty months from the date of the Development Agreement or the completion of the products that the parties agree to develop under such agreement. EndoSonics agreed, during the term of the Development Agreement, not to enter into an agreement with any other party for the development, manufacture, or sale of a product for use in the intracoronary ultrasound market that is similar to the products developed, if any, during the term of the Development Agreement.

On May 3, 1996, EndoSonics' 84% owned subsidiary, Cardiovascular Dynamics, Inc.
(CVD) filed a Registration Statement with the Securities and Exchange Commission for a public offering of its Common Stock. Although EndoSonics is not selling any shares in the offering, if it is successfully completed, EndoSonics' ownership of CVD will be less than 50%, and therefore EndoSonics will begin accounting for its investment in CVD on the equity method.

The Company presently intends to distribute or otherwise transfer to EndoSonics stockholders a portion (up to a majority) of the CVD shares owned by EndoSonics. The precise amount and timing of any such distribution or transfer will depend upon, among other matters, an analysis of the tax consequences to EndoSonics and its stockholders, and in any event cannot occur prior to 180 days following successful completion of the offering. However, EndoSonics is not obligated to make any such distribution or transfer nor is it obligated to take any action or refrain from taking any action with respect to the shares of CVD which it will hold upon completion of the offering.

RESULTS OF OPERATIONS

FIRST QUARTER OF 1996 COMPARED TO THE SAME PERIOD IN 1995

Total Revenue. Total revenue increased 108% to $5.7 million for the first quarter of 1996 from $2.7 million for the first quarter of 1995. This improvement was principally the result of an increase in intravascular ultrasound (IVUS) sales in the United States and Europe. The improvement is also due to the growth of the overall market for IVUS imaging products and increased sales under the Company's distribution agreements with Cordis Corporation, and to a lesser extent, with Fukuda Denshi.

Sales of the Company's all electronic IVUS imaging system and catheters accounted for $3.4 million of total revenue, but CVD also had a strong increase in total revenues to $2.0 million from $0.4 million in the first quarter of 1995. CVD's increased revenues were primarily the result of continued growth in sales of its FOCAL catheters, a line of advanced therapeutic catheters introduced in the first quarter of 1995.

Cost of Sales Cost of sales as a percentage of product sales decreased to 67% for the three months ended March 31, 1996 from 90% for the first quarter of 1995. While improving over the corresponding period of the prior year, costs were negatively impacted in the first quarter of 1996 by manufacturing inefficiencies associated with production ramp-up of three new IVUS catheter products, including the Five-64. During the quarter ended March 31, 1995, the Company voluntarily recalled certain diagnostic catheters due to manufacturing problems related to these catheters. As a result, the Company incurred costs related to reworking these units, as well as writing off of a portion that could not be reworked. In addition, the Company's manufacturing facility was not producing at a normal rate and consequently, unfavorable manufacturing variances were incurred. This resulted in lower than anticipated product margins. Total expenses applicable to this recall were approximately $664,000 and were charged to current operations in the first quarter of 1995. CVD's cost of sales as a percentage of product sales was 53% for the three months ended March 31, 1996.

Gross profit margins improved to 37% for the three months ended March 31, 1996 as compared to 10% for the first quarter of 1995. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development and Clinical. Research, development and clinical decreased by 10% to $1.6 million for the three months ended March 31, 1996 from $1.8 million for the first quarter of 1995 due to a decrease in expenses related to the Pinnacle Development Project, offset by continued investment in CVD's infrastructure to launch and produce its new catheters. As a percentage of total revenue, research, development and clinical decreased to 28% for the first three months of 1996 compared to 66% for the three months ended March 31, 1995.

Marketing and Sales. Marketing and sales expenses increased 33% to $1.6 million for the three months ended March 31, 1996 from $1.2 million for the first quarter of 1995 due to higher costs associated with increased staffing and marketing programs, especially at CVD, to support higher sales levels. As a percentage of total revenue, marketing and sales expenses decreased to 27% for the three months ended March 31, 1996 compared to 43% for the three months ended March 31, 1995 due to increased revenues.

General and Administrative. General and administrative expenses decreased 10% to $0.9 million for the three months ended March 31, 1996 from $1.0 million for the first three months of 1995. General and administrative expenses decreased to 15% of total revenue for the first three months of 1996 from 35% of total revenue for the three months ended March 31, 1995.

Other Income, Net. Other income increased to $609,000 for the three months ended March 31, 1996 from $219,000 for the three months ended March 31, 1995 due to a higher level of interest income earned on the proceeds of an equity financing completed in the fourth quarter of 1995.

Net Loss. Net loss decreased to $1.2 million, or $0.09 per share for the three months ended March 31, 1996 as compared to a net loss of $3.2 million or $0.32 per share, for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1996, the Company had cash and equivalents of $36.5 million and short-term investments of $13.3 million. As reflected in the condensed consolidated statements of cash flows, the Company's operations continue to result in negative cash flows. Net cash used in operations was $1.1 million for the three months ended March 31, 1996, as compared to $3.5 million in the corresponding period in the previous year. The Company expects to incur substantial additional costs, primarily relating to ongoing research and development and clinical programs, and increased marketing efforts prior to achieving positive cash flow from operations. EndoSonics anticipates using cash resources generated from product sales and existing cash balances to fund operations in 1996.

The Company is seeking additional equity funding for CVD (see "Overview"). There can be no assurance that the Company can complete an equity financing such as that described in the "Overview" section.

The Company believes its available cash and equivalents, short-term investment and working capital positions as of March 31, 1996, will be sufficient to meet the Company's operating expenses and capital requirements through mid-1997.

                                    PART II.

                                OTHER INFORMATION

ITEM 6. No reports of Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         ENDOSONICS CORPORATION




                                                          /s/ Donald D. Huffman
                                                          ----------------------
                                                              Donald D. Huffman
                                                                Vice President,
                                                 Finance and Administration and
                                                        Chief Financial Officer

                                                             Date: May 14, 1996