Form 10-K/A
period 1995-12-31
ENDOSONICS CORP
filed 1996-07-29
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________   to_______________

                         Commission file number 0-19880

                             ENDOSONICS CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                      68-0028500
(State of incorporation)                    (I.R.S. Employer Identification No.)

                                6616 Owens Drive
                          Pleasanton, California 94588
                (Address of principal executive office, Zip Code)

Registrant's telephone number, including area code:  (510) 734-0464

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK ($.001 PAR VALUE)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               [Cover page 1 of 2]

         The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 15, 1996 was approximately $137,500,774 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 15, 1996 approximately 13,408,100 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 1996 are incorporated by reference into Part III.

                               [Cover page 2 of 2]

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (c)      Exhibits

                  10.23* Imaging/Therapeutic Combination Devices Development Agreement dated as of February 2, 1996 by and between Cordis Corporation ("Cordis") and the Company.

                  10.24* Exclusive Distribution Agreement dated February 2, 1996 by and between Cordis and the Company.

                  10.25* License Agreement dated March 14, 1996 by and between CVD and Advanced Cardiovascular Systems, Inc. ("ACS")

- --------------------------
                  *  Confidential Treatment Requested

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 1996.

                                            ENDOSONICS CORPORATION

                                            By:      /s/ DONALD D. HUFFMAN
                                                     ---------------------
                                                     Donald D. Huffman
                                                     Vice President, Finance and
                                                     Administration

                                INDEX TO EXHIBITS

                                                                                                       Sequentially
Exhibit                                                                                                  Numbered
Number                     Description                                                                     Page
- ------                     -----------                                                                     ----

10.23*                     Imaging/Therapeutic Combination Devices Development Agreement
                           dated as of February 2, 1996 by and between Cordis Corporation
                           ("Cordis") and the Company.

10.24*                     Exclusive Distribution Agreement dated February 2, 1996 by and between Cordis and the Company.

10.25*                     License Agreement dated March 4, 1996 by and between CVD and
                           Advanced Cardiovascular Systems, Inc. ("ACS")

- ------------------------------

*  Confidential Treatment Requested