Form 10-Q
period 1996-06-30
ENDOSONICS CORP
filed 1996-08-15
CIK 883420

August 14, 1996


VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549



          Re:  EndoSonics Corporation (the "Company") Report
                 on Form 10-Q for the Quarter Ended June 30, 1996
                              Commission File No. 0-19880


Ladies and Gentlemen,

     On behalf of the Company, enclosed via electronic filing, please find the Quarterly Report on Form 10-Q for the Quarter
Ended June 30, 1996.

     A manually executed copy of the enclosed Form 10-Q and two
(2) additional conformed copies are simultaneously being forwarded to the National Association of Securities Dealers, Inc.

     Should you have any questions regarding this matter, please do not hesitate calling me at (510) 734-0464.


                         Yours very truly,



                       Donald D. Huffman







               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                        ________________

                           FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the Quarter Ended June 30, 1996

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from            to

                    Commission file number 0-19880

                        ENDOSONICS CORPORATION
     (Exact name of registrant as specified in its charter)


Delaware                                               68-0028500
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


                           Yes  X   No

On June 30, 1996, the registrant had outstanding 13,467,168 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

This report on Form 10-Q including all exhibits, contains 19 pages.






                     ENDOSONICS CORPORATION

                            Form 10-Q

                         Second Quarter

                        TABLE OF CONTENTS



                                                             Page


Part I.  Financial Information
Item 1. Consolidated Financial Statements
            Consolidated balance sheets at
                       June 30, 1996 and December 31,
                       1995...............................  3
            Consolidated statements of operations for the
                       three months and six months ended
                       June 30, 1996 and 1995.............  4
            Condensed consolidated statements of cash
                       flows for the six months ended June
                       30, 1996 and 1995..................  5
             Notes to condensed consolidated financial
                       statements.........................  6
Item 2.  Management's discussion and analysis of financial
                       condition and results of operation.

Part II.  Other Information
Item 6.  Exhibits and Reports on Form 8-K................. 16

Signatures................................................ 18

Exhibits.................................................. 19


                           ENDOSONICS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
       (In thousands, except share and per share amounts)

                                             June 30,     December 31,
                                               1996           1995
                                             _______      ___________
ASSETS
Current assets:
  Cash and cash equivalents                    $33,515        $36,757
  Short-term investments                         5,345          7,638
  Trade accounts receivable, net                 5,833          5,852
  Inventories                                    3,419          4,046
  Accrued interest receivable and other          1,014            973
current assets                                   2,583             --
  Receivable from Cardiovascular Dynamics
        Total current assets                    51,709         55,266
Property and equipment, net                      1,397
Investment in Cardiovascular Dynamics, Inc.     21,114          1,687
                                               _______        _______
                                               $74,220        $56,953
                                               =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses         $6,880         $5,394
Deferred distributorship fee revenue                14            154
Convertible obligation                              --            750
Minority interest                                   --          2,500

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
  5,000,000 shares authorized, no shares          -              -
  issued and outstanding
Common stock, $.001 par value; 25,000,000
  shares authorized as of June 30, 1996 and
  December 31, 1995; and 13,467,168 and
  12,831,512 shares issued and outstanding
  as of June 30, 1996 and December 31, 1995,
  respectively
                                                    14             13
Additional paid-in capital                     123,864         98,989
Accumulated deficit                           (56,464)       (50,837)
Unrealized loss on available-for-sale             (45)            (7)
securities
Foreign currency translation                       (43)            (3)
                                               _______        _______
       Total stockholders' equity               67,326         48,155
                                               _______        _______
                                               $74,220        $56,953
                                               =======        =======
                    See accompanying notes


                                   ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                       Three Months Ended June 30,  Six Months Ended June 30,

                                 1996        1995         1996      1995

Total revenue                   $7,101      $4,048     $12,773    $6,770
Cost of sales                    5,306       2,428       8,802     4,696
                                ______      ______     _______    ______
Gross profit                     1,795       1,620       3,971     2,074

Operating expenses:
 Acquired in-process research,       -         488           -       488
  development and clinical
 Other  research, development    2,232       2,244       3,845     4,036
  and clinical
 Marketing and sales             2,139       1,350       3,694     2,515
 General and administrative      1,806         973       2,662     1,923
 Restructuring                     518           -         518         -
                                 _____       _____      ______     _____
Total operating expenses         6,695       5,055      10,719     8,962
                                ______      ______      ______    ______
Loss from operations            (4,900)     (3,435)     (6,748)   (6,888)                                                    (6,748)

Equity in Earnings (Loss) of
Subsidiary                         (49)          -         (49)        -
Other income (expense):
  Interest income                  595         136       1,186       334
  Distributorship fees and other   (34)         18         (16)       40
                                  ____        ____       ____       ____
Total other income                 561         154       1,170       374
                               _______     _______     _______   _______
Net loss                       ($4,388)    ($3,281)    ($5,627)  ($6,514)
                               ========    ========    ========  ========
Net loss per share               ($.33)      ($.33)      ($.42)    ($.65)
Shares used in the calculation
 of net loss per share      13,448,205  10,027,619  13,271,181 10,007,385

              See accompanying notes

                     ENDOSONICS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)
       (In thousands, except share and per share amounts)

                                             Six months ended June 30,

                                              1996         1995
                                             _______      _______
Cash flows from operating activities
     Net loss                                 ($5,627)    ($6,514)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Non-cash in-process R & D               --          488
          Depreciation and amortization           345         361
          Amoritization of deferred                57
            compensation
          Net changes in :
               Operating assets                  (605)     (1,459)
               Operating liabilities and
               deferred revenue                 1,346        (289)
               Net cash used in                _______    ________
               operating activities            (4,484)     (7,413)

Cash flows from investing activities:
     Purchase of short-term investments       (11,859)
     Sales of short-term investments              158       2,930
     Maturities of short-term investments      14,032       2,083
     Impact of CVD IPO                         (7,337)         --
     Capital expenditures for property
     and equipment                               (635)       (292)
                                              ________     _______
                 Net cash provided by          (5,641)      4,721
                 investing activities

Cash flows from financing activities:
     Proceeds from common stock issuance        5,000          --
     to Cordis Corp.
     Proceeds from exercise of options          2,033         278
     Deferred Compensation                       (150)
                Net cash provided by           _______      ______
                financing activities           (6,883)        278

Net (decrease) increase in cash and            (3,242)     (2,414)
equivalents
Cash and equivalents, beginning of period      36,757       4,862
                                              _______       ______
Cash and equivalents, end of period           $33,515       $2,448
                                              =======       ======

                     See accompanying notes.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996

1.  Summary of Significant Accounting Policies

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("Endosonics" or the "Company", the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at June 30, 1996 and the consolidated results of its operations and cash flows for the three and six month periods ended June 30, 1996, and 1995. Results for the interim are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, contained in the Company's Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Endosonics Corporation (the "Company"), a Delaware Corporation, and its wholly owned and majority owned subsidiaries, All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to excercise significant influence, are accounted for under the equity method (see Note 4).

Investments

In accordance with SFAS 115, the Company has divided its investment portfolio into held-to-maturity and available-for-sale categories. Unrealized losses on available-for-sale securities are recorded as a separate component of shareholders' equity.

2. Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                 June 30,         December 31,
                                  1996               1995
                                 ______             ______

       Raw materials             $1,445             $1,225
       Work-in-process            1,128              1,575
       Finished goods               846              1,246
                                 ______             ______
       Total                     $3,419             $4,046
                                 ======             ======

3.  Computation of net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation because their effect is antidilutive.

4. Change in ownership percentage of Cardiovascular Dynamics, Inc.

On June 19, 1996, EndoSonics' 84% owned subsidiary, Cardiovascular Dynamics, Inc. (CVD) successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to CVD's underwriters). EndoSonics currently owns 46% of the outstanding shares of CVD (49% as of June 30, 1996). As a result of this transaction, CVD's results of operations have been consolidated through June 19, 1996, and accounted for on the equity method thereafter. In June 1996, the Company recorded an increase to additional paid-in capital of approximately $21 million representing the Company's proportionate share of CVD's net assets following the IPO. Condensed financial information for CVD is shown below:

BALANCE SHEET INFORMATION

(Unaudited)                                  June 30,
(In thousands)                                 1996

     Current assets                          $48,549
     Property and equipment, net                 578
     Other assets                                 46
                                             _______
          Total assets                       $49,173
                                             =======

     Current liabilities                     $ 5,464
     Deferred distributorship fee revenue         54
     Convertible obligation                      750
     Stockholders' equity                     42,905
          Total liabilities and             ________
                     stockholders' equity   $ 49,173
                                             =======

     EndoSonics' share of net assets        $ 21,114
                                            ========

STATEMENT OF OPERATIONS

(Unaudited)
(In thousands)               Three Months Ended   Six Months Ended
                               June 30, 1996        June 30, 1996

     Total revenue                $1,801               $3,834
     Cost of sales                   921                1,863
     Gross profit                    880                1,971
                                  ______               ______
     Total operating expenses      1,724                3,219

     Loss from operations           (844)               (1,248)
     Other income (expense)           74                   101
                                  _______              ________
     Net Loss                      ($770)              ($1,147)
                                   ======              ========

Cardiovascular Dynamics, Inc.'s stock is quoted on The Nasdaq
Stock Market. The closing price of CVD's stock at June 30, 1996 was $ 12.25 per share. The Company held 4,040,000 shares of CVD's common stock at June 30, 1996.

5. The Components of the Consolidated Statement of Operations assuming CVD had been consolidated through June 30, 1996 are as follows:

(Unaudited)
(In Thousands)                Three months ended June 30, 1996
                              IVUS         CVD     Consolidated
                              ______     ______      ______
Total revenue                 $5,300     $1,801      $7,101
Cost of sales                  4,385        921       5,306
                              _____      ______      ______
Gross profit                   915          880       1,795

Operating expenses:
  Other research, development
     and clinical             1,430         802       2,232
  Marketing and sales         1,527         710       2,237
  General and administrative  1,594         212       1,806
  Restructuring                 518          --         518
                              _____       _____       _____
     Total operating expense  5,069       1,724       6,793
                              _____       _____       _____
Loss from operations         (4,154)       (844)     (4,998)


Other income (expense):
  Interest income               533           62        595
  Other income (expense)        (46)          12        (34)
     Total other income         487           74        561
                            _______       ______    ________
Net Loss                    ($3,667)      ($770)    ($4,437)
                            ========      ======    ========

(Unaudited)
(In Thousands)                 Six  months ended June 30, 1996
                              IVUS        CVD      Consolidated
                              ______      ______    ____________
Total revenue                 $8,939     $3,834     $12,773
Cost of sales                  6,939      1,863       8,802
Gross profit                   2,000      1,971       3,971

Operating expenses:
  Other research, development
     and clinical              2,416       1,429      3,845
  Marketing and sales          2,505       1,287      3,792
  General and administrative   2,159         503      2,662
  Restructuring                  518          --        518
                               _____       _____      ______
     Total operating expenses  7,598       3,219      10,817
                               _____       _____      ______
Loss from operations          (5,598)     (1,248)     (6,846)


Other income (expense):
  Interest income              1,113          73       1,186
  Other income (expense)         (44)         28         (16)
                               ______       ____       ______
     Total other income        1,069         101       1,170

Net Loss                     ($4,529)     ($1,147)     ($5,676)
                             ========     ========     ========

The results of operations for IVUS include restructuring and other charges of approximately $3.1 million in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five/64 imaging devices. (See Note 6.)

6.  Restructuring and Other Charges

In June 1996, the Company recorded restructuring and other charges of approximately $3.1 million in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five/64 imaging devices. The elements of the total charges as of June 30, 1996 are as follows:
                                             (In Thousands)

Representing
                                              Asset             Future
                              Provision       Write-Downs       Cash Outlays

Consolidation of facilities  $   994                                 $   994
Conversion to new technology   1,849               $808                1,041
Corporate reorganization         223                                     223
                             ________              ____               ______
                             $ 3,066               $808               $2,258
                              =======              ====               ======

The charges are included in the accompanying Consolidated
Statements of  Operating as follows:
                                                               (In Thousands)
                                                                     1996
                                                               _____________
Cost of sales                                                        $  794
Other research, development and clinical                                475
Marketing and sales                                                     480
General and administrative                                              799
Restructuring                                                           518
                                                               ____________
     Total charges                                                  $ 3,066


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

Since inception in 1984, Endosonics has engaged primarily in the research and development, manufacture and sale of products for the diagnosis and treatment of cardiovascular disease. The Company's financial results will be affected in the future by several factors, including the timing of any FDA approval to market the Company's products, FDA approval of IDE sites and the number of patients permitted to be treated, future changes in government regulations and third party reimbursement policies applicable to the Company's products, the revenue mix of Oracle imaging systems and catheters, the progress of competing technologies, and the ability of the Company to develop the manufacturing and marketing capabilities necessary to support commercial sales. As a result of these factors, revenue levels, gross margins and operating results may fluctuate from quarter to quarter.

This Form 10-Q contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to , those discussed elsewhere herein and in the Company's Annual Report on Form 10-K, in particular under "Future Operating Results" commencing on page 22 thereof.

Results of Operations

Second quarter of 1996 compared to the same period in 1995

Total Revenue. Revenue for the second quarter of 1996 advanced 75% to $7.1 million compared to $4.0 million for the second quarter of 1995. The principal reasons for this increase are: continued growth in demand for intravascular ultrasound (IVUS) products both in the U.S. and overseas markets; increased sales through the Company's agreement with Cordis Corporation (now a subsidiary of Johnson & Johnson); and growth at the Company's CVD subsidiary which produces non-ultrasound, advanced therapeutic catheters.

Sales of the Company's all electronic IVUS imaging system and catheters increased 67% to $5.3 million, as compared to $3.2 million for the second quarter of 1995. CVD increased total revenues 124% to $1.8 million from $0.8 million in the second quarter of 1995. CVD's increased revenues were primarily the result of continued growth in sales of its FOCUS catheters, a line of advanced therapeutic catheters introduced in 1995.

Cost of Sales. Cost of sales as a percentage of product sales increased to 77% for the three months ended June 30, 1996 from 64% for the second quarter of 1995. After adjusting for $0.8 million of non-recurring expenses associated the IVUS business
(see Note 6 to Condensed Consolidated Financial Statements), cost of sales as a percentage of product sales decreased to 63% for the second quarter of 1996. On this basis, the decrease in cost of sales as a percentage of product sales for the three months ended June 30, 1996 was principally the result of improved manufacturing efficiencies for IVUS products. Gross profit margins decreased to 25% for the three months ended June 30, 1996 as compared to 40% for the second quarter of 1995. After adjustments for non-recurring expenses, gross profit margins increased to 37% in 1996. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods. The Company is in the process of establishing a new manufacturing process and facility for its FIVE-64 catheter line in Rancho Cordova, California. The Company's gross margins will be affected during the remainder of 1996 and 1997 by the rate of adoption FIVE-64 catheter products and the efficiency with which the Company is able to establish such a process and facility and achieve production volumes.

Acquired In-process Research, Development and Clinical. Acquired in-process research, development and clinical expenses decreased to zero in the three months ended June 30, 1996 from $0.5 million in the second quarter of 1995. In June 1995, Endosonics recorded a non-cash charge of $.5 million as the final payment in connection with the 1993 acquisition of the Company's CVD subsidiary.

Other Research, Development and Clinical. Other research, development and clinical remained at $2.2 million for the three months ended June 30, 1996 as compared with the second quarter of 1995. After adjusting for $0.5 million in non-recurring charges in 1996 (see Note 6 to Condensed Consolidated Financial Statements) these expenses dropped 22%. This decrease is due to a reduction in expenses associated with the Pinnacle Development Project, offset by continued investment in CVD's infrastructure to launch and produce its new products.

Marketing and Sales. Marketing and sales expenses increased 58% to $2.1 million for the three months ended June 30, 1996 from $1.4 million for the second quarter of 1995. After adjusting for $0.5 million in non-recurring charges in 1996 (see Note 6 to Condensed Consolidated Financial Statements) these expenses increased 23%. This increase is primarily the result of higher costs associated with increased staffing and marketing programs in Europe and the United States in support of higher sales levels. As a percentage of total revenue, marketing and sales expenses decreased to 30% before adjustments for non-recurring charges, 23% after adjustments, for the three months ended June 30, 1996 compared to 33% for the three months ended June 30, 1995, due primarily to increased revenues.

General and Administrative. General and administrative expenses increased 86% to $1.8 million for the three months ended June 30, 1996 from $1.0 million for the three months ended June 30, 1995. After adjusting for $0.8 million in non-recurring charges for 1996 (see Note 6 to Condensed Consolidated Financial Statements) these expenses increased 3%. This increase is attributable to an overall increase the Company's level of operations. As a percentage of total revenues, general and administrative expenses increased to 25% before adjustments for non- recurring charges, and decreased to 14% after adjustments, for the three months ended June 30, 1996 compared with 24% of total revenue for the three months ended June 30, 1995 due primarily to increased revenue.

Restructuring Charges. In the second quarter of 1996 the Company recorded $0.5 million in restructuring charges in connection with the consolidation of administrative functions and manufacturing operations at a new facility in Rancho Cordova, California.
These charges related primarily to lease committments associated with the Pleasanton facility and the and the decision to obtain public financing for CVD.

Other Income Net. Other income increased to $0.6 million for the three months ended June 30, 1996 from $0.2 million for the three months ended June 30, 1995, due to a higher level of interest income earned on the proceeds of an equity offering completed in the fourth quarter of 1995.

Net Loss. Net loss increased to $4.4 million, or $0.33 per share, for the three months ended June 30, 1996 as compared to a net loss of $3.3 million, or $0.33 per share, for the three months ended June 30, 1995. After adjusting for non-recurring expenses of $3.1 million, net loss was $1.3 million ($0.10 per share). Weighted average shares outstanding increased by approximately 3.4 million shares primarily as a result of the Company's equity offering in the fourth quarter of 1995.



First Six Months of 1996 compared to the same period of 1995

Total Revenue. Total revenue increased 89% to $12.8 million for the six months ended June 30, 1996 from $6.8 million for the six months ended June 30, 1995. This increase was principally the result of an increase in IVUS sales in the United States and Europe.

Sales of the Company's digital all-electronic IVUS imaging system and catheters accounted for approximately 70% of total revenue. Sales of the Oracle Imaging System and catheters were $8.9 million for the six months ended June 30, 1996 compared to $5.2-million for the six months ended June 30, 1995. The increase is due both to the growth of the overall market for IVUS imaging products and increased sales under the Company's distribution agreements with Cordis and, to a lesser extent, with Fukuda.

Total revenue for CVD was $3.8 million for the six months ended June 30, 1996 compared to $1.2 million for the six months ended June 30, 1995. This increase was primarily the result of the commencement of production and sale of a new line of advanced therapeutic catheters.

Currently, a majority of the Company's sales of IVUS products consists of sales of the Company's IVUS imaging systems. The Company currently anticipates that sales of IVUS imaging catheters will increase as a percentage of total sales of IVUS products in future periods as the Company's installed base grows. For the six months ended June 30, 1996, export sales as a percentage of total revenue decreased to ---- as compared to 68% for the six months ended June 30, 1995. The Company currently anticipates that export sales will continue to represent a substantial portion of the Company's total revenue in future periods.

Cost of Sales. Cost of sales as a percentage of product sales remained the same at 68% for the six months ended June 30, 1996 as compared with the six months ended June 30, 1995. After adjusting for $0.8 million in non-recurring charges in 1996 (see
Note 6 to Condensed Consolidated Financial Statements) these expenses decreased to 62% of total revenue. Cost of sales as a percentage of product sales for the six months ended June 30, 1996 was reduced principally by improved manufacturing efficiencies. Cost of sales in the first six months of 1995 were also affected by expenses of $0.7 million related to the voluntary recall of its Visions IVUS imaging catheters in the first quarter of 1995 due to manufacturing defects. The recall negatively impacted the ability of the Company to sell catheters during the first quarter of 1995 due to production capacity limitations associated with the replacement of these defective catheters. Gross product margins were unchanged at 32%, but improved to 38% after adjustments described above in the six months ended June 30, 1996 as compared with the six months ended June 30, 1995. Despite improvements in the efficiency of the Company's manufacturing processes and the possible impact of increasingly competitive pricing there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods. The Company is in the process of establishing a new manufacturing process and facility for its FIVE-64 catheter line in Rancho Cordova, California. The Company's gross margins will be affected during the remainder of 1996 and 1997 by the rate of adoption of FIVE-64 catheter products and the efficiency with which the Company is able to establish such process and facility and achieve production volumes.

Acquired In-process, Research, Development and Clinical.  In June
1995, EndoSonics recorded a non-cash charge of $0.5 million reflecting the final payment in connection with the 1993 acquisition of CVD.

Other Research, Development and Clinical. Other research, development and clinical expenses decreased by 5% to $3.8 million for the six months ended June 30, 1996 from $4.0 million for the six months ended June 30, 1995. After adjusting for the $0.5 million in non-recurring charges in 1996, (see Note 6 to Condensed Consolidated Financial Statements) these expenses decreased 17%, due to a decrease in expenses related to the Pinnacle Development Project, offset by continued investment in CVD's infrastructure to launch and produce its new catheters.

Marketing and Sales. Marketing and sales expenses increased 47% to $3.7 million for the six months ended June 30, 1996 compared to $2.5 million for the six months ended June 30, 1995. After adjusting for $0.5 million in non-recurring charges in 1996, (see
Note 6 to Condensed Consolidated Financial Statements) these expenses increased 28%. This is primarily due to higher costs associated with increased staffing and marketing programs in Europe and the United States to support higher sales levels. As a percentage of total revenue, marketing and sales expenses decreased to 29%, 25% after adjustments for non-recurring charges, for the six months ended June 30, 1996 from 37% of total revenue for the six months ended June 30, 1995 due primarily to increased revenue.

General and Administrative.
General and administrative expenses increased 38% to $2.7 million for the six months ended June 30, 1996 from $1.9 million for the six months ended June 30, 1995. After adjusting for $0.8 million in non-recurring charges in 1996, (see Note 6 to Condensed Consolidated Financial Statements) these expenses increased 22%. This increase is attributable to an overall increase in the Company's level of operations; however, general and administrative expenses decreased to 21% of total revenue, 15% after adjustments for non-recurring charges, for the six months ended June 30, 1996 from 28% of total revenue for the six months ended June 30, 1995 due primarily to increased revenue.

Restructuring Charges. In the second quarter of 1996 the Company recorded $0.5 million in restructuring charges in connection with the consolidation of its administrative and manufacturing operations at a new facility in Rancho Cordova, California.
These charges related primarily to lease committments associated with the Pleasanton facility.

Other Income, Net. Other income increased to $1.2 million for the six months ended June 30, 1996 from $0.4 million for the six months ended June 30, 1995, primarily due to a higher level of interest income earned on the proceeds of an equity offering completed in the fourth quarter of 1995.

Net Loss. Net loss decreased to $5.6 million, or $0.42 per share, for the six months ended June 30, 1996 as compared to a net loss of $6.5 million, or $0.65 per share, for the six months ended June 30, 1995. After adjusting for non-recurring expenses of $3.1 million in the second quarter of 1996, net loss decreased to $2.5 million, ($0.19 per share). Weighted average shares outstanding increased by approximately 3.3 million, primarily as a result of the Company's equity offering in the fourth quarter of 1995.





Liquidity and Capital Resources

On June 30, 1996, the Company had cash and equivalents of $33,515,000 and short-term investments of $5,387,000. As reflected in the condensed consolidated statements of cash flows, the Company's operations continue to result in negative cash flows. Net cash used in operations was $2,048,000 for the six months ended June 30, 1996, as compared to $7,413,000 in the corresponding period in the previous year. The improvement is due in part to a lower net loss, the receivable from CVD and increases in current liabilities. The Company expects to incur substantial additional costs, primarily relating to ongoing research and development, clinical programs, and increased marketing efforts, prior to achieving positive cash flow from operations. Endosonics anticipates using cash resources generated from product sales and existing cash balances to fund operations in 1996.

The Company believes its available cash and equivalents, short-term investment and working capital positions as of June 30, 1996, will be sufficient to meet the Company's operating expenses and capital requirements through 1997.

Cash Payment for Distribution Rights

On July 28, 1995, CVD received a cash payment of $750,000 from its Japanese distributor, Fukuda Denshi Co., Ltd. In return for this cash payment, CVD has awarded Japanese distribution rights to Fukuda for CVD's new products for peripheral vascular, neurovascular and non-vascular clinical applications.



                            Part II.

                        OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security-Holders.

The Company's Annual Meeting of Stockholders was held on May 24,
1996.  The following actions were taken at this meeting:



                           Affirmative  Negative Votes and   Abstentions
                           Votes        Votes Withheld       and Broker
                                                             Non-votes

a. Ammendment of Option     7,761,608        1,518,418        1,444,052
Plan to increase number
of shares issuable under
the Option Plan by an
additional 1,250,000
shares.




b. Election of Directors

Thomas J. Cable            10,595,969          134,791
William G. Davis           10,595,569          135,191
Michael R. Henson          10,567,969          162,791
Edward M. Leonard          10,564,963          165,797
Paul R. Norris             10,567,469          163,291
David H. Rammler           10,595,369          135,391
Reinhard J. Warnking       10,595,959          134,791

c. Ratification of Ernst   10,722,350            2,600            5,810
    & Young LLP as
    Independent Auditors

ITEM 6.  No reports of Form 8-K were filed during the period

         a.  The following Exhibit is filed herewith:

                   Exhibit EX-27

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ENDOSONICS CORPORATION






                                                              /s/
                                                Reinhard Warnking
                                              President and Chief
                                                Executive Officer

                                           Date:  August 14, 1996




                                                              /s/
                                                Donald D. Huffman
                                       Vice President-Finance and
                                     Chief Financial Officer, and
                                     Principal Accounting Officer

                                           Date:  August 14, 1996