Form 10-Q
period 1996-09-30
ENDOSONICS CORP
filed 1996-11-14
CIK 883420

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

For the Quarter Ended September 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from ___________ to ____________

                         Commission file number 0-19880

                             ENDOSONICS CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                           68-0028500
(State or other jurisdiction of                             (IRS Employer
incorporated or organization)                              Identification No.)

               2870 Kilgore Road, Rancho Cordova, California 95670
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (916)638-8008

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

On September 30, 1996, the registrant had outstanding 13,484,905 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

This report on Form 10-Q including all exhibits, contains 17 pages.

                             ENDOSONICS CORPORATION

                                    Form 10-Q

                                  Third Quarter

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated balance sheets at September 30, 1996 and
             December 31, 1995............................................   3

         Consolidated statements of operations for the three months and
             nine months ended September 30, 1996 and 1995................   4

         Condensed consolidated statements of cash flows for the
             nine months ended September 30, 1996 and 1995.................  5

         Notes to condensed consolidated financial statements..............  6

Item 2.  Management's discussion and analysis of financial
    condition and results of operation .................................... 10

Part II.  Other Information

Item 1 through 5   Not Applicable

Item 6

     (a)  Exhibits:
          Exhibit 27 -- Financial Data Schedule

     (b)  No reports on Form 8-K were filed during the quarter

Signatures................................................................. 16


                                                     ENDOSONICS CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
                                       (In thousands, except share and per share amounts)
                                                                                    September 30,             December 31,
                                                                                        1996                      1995
                                                                                  ------------------       -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                              $  35,333               $  36,757
  Short-term investments                                                                     4,054                   7,638
  Trade accounts receivable, net                                                             6,684                   5,852
  Inventories                                                                                3,976                   4,046
  Accrued interest receivable and other current assets                                         632                     973
                                                                                         ---------               ---------
        Total current assets                                                                50,679                  55,266
Property and equipment, net                                                                  1,743                   1,687
Investment in Cardiovascular Dynamics, Inc.                                                 20,795                    --
                                                                                         ---------               ---------
                                                                                         $  73,217               $  56,953
                                                                                         =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                  $   6,227               $   5,394
Deferred distributorship fee revenue                                                             9                     154
Convertible obligation                                                                        --                       750
Minority interest                                                                             --                     2,500

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
     5,000,000 shares authorized, no shares issued and outstanding                            --                      --
Common stock, $.001 par value; 25,000,000 shares
     authorized as of September 30, 1996 and December 31, 1995;
     and  13,484,905 and 12,831,512  shares issued and
     outstanding as of September 30, 1996 and December 31, 1995,
     respectively                                                                               14                      13
Additional paid-in capital                                                                 123,875                  98,989
Accumulated deficit                                                                        (56,836)                (50,837)
Unrealized loss on available-for-sale securities                                               (33)                     (7)
Foreign currency translation                                                                   (38)                     (3)
                                                                                         ---------               ---------
       Total stockholders' equity                                                           66,982                  48,155
                                                                                         $  73,217               $  56,953
                                                                                         =========               =========

                             See accompanying notes


                                                       ENDOSONICS CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                         (In thousands, except share and per share amounts)


                                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                                     1996            1995                1996            1995
                                                                -------------    ------------        ------------   -------------
Total revenue                                                    $      5,493    $      4,661        $     18,266    $     11,431
Cost of sales                                                           3,270           2,417              12,072           7,114
                                                                 ------------    ------------        ------------    ------------
Gross profit                                                            2,223           2,244               6,194           4,317



Operating expenses:
  Acquired in-process research, development and clinical                 --              --                  --               488
  Other  research, development and clinical                             1,052           1,966               4,897           6,002
  Marketing and sales                                                     803           1,579               4,497           4,094
  General and administrative                                              905           1,128               3,567           3,051
  Restructuring                                                          --              --                   518            --
                                                                 ------------    ------------        ------------    ------------
         Total operating expenses                                       2,760           4,673              13,479          13,635
                                                                 ------------    ------------        ------------    ------------
Loss from operations                                                     (537)         (2,429)             (7,285)         (9,318)

Equity in Net Loss of CVD                                                (321)           --                  (370)           --

Other income:
  Interest income                                                         454             116               1,640             450
  Distributorship fees and other                                           32              24                  16              64
                                                                 ------------    ------------        ------------    ------------
         Total other income                                               486             140               1,656             514
                                                                 ------------    ------------        ------------    ------------
Net loss                                                                ($372)        ($2,289)            ($5,999)        ($8,804)
                                                                 ============    ============        ============    ============
Net loss per share                                                      ($.03)          ($.23)              ($.45)          ($.88)
Shares used in the calculation of
     net loss per share                                            13,455,841      10,120,043          13,340,895      10,045,350
                                                                 ============    ============        ============    ============

                                            See accompanying notes


                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                            Nine months ended
                                                                              September 30
                                                                            1996       1995
                                                                          --------    --------
Cash flows from operating activities
     Net loss                                                             ($ 5,999)   ($ 8,804)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
          Non-cash in-process R & D                                           --           488
          Depreciation and amortization                                        471         572
          Amortization of deferred compensation                                 57        --
          Net changes in:
               Operating assets                                                421      (1,940)
               Operating liabilities and deferred revenue                      687        (916)
                                                                          --------    --------
                    Net cash used in operating activities                   (4,363)     (8,768)


Cash flows from investing activities:
     Purchase of short-term investments                                    (11,859)
     Sales of short-term investments                                           158       4,897
     Maturities of short-term investments                                   15,311       1,342
     Impact of CVD IPO                                                      (6,569)       --
     Capital expenditures for property and equipment                        (1,104)       (630)
                                                                          --------    --------
                    Net cash provided by (used in) investing activities     (4,063)      5,609


Cash flows from financing activities:
     Proceeds from common stock issuance to Cordis Corp.                     5,000        --
     Proceeds from convertible obligation                                     --           750
     Proceeds from issuance of stock                                         2,152         441
     Deferred Compensation                                                    (150)       --
                                                                          --------    --------
                    Net cash provided by financing activities                7,002       1,191
                                                                          --------    --------


Net (decrease) in cash and equivalents                                      (1,424)     (1,968)
Cash and equivalents, beginning of period                                   36,757       4,862
                                                                          ========    ========
Cash and equivalents, end of period                                       $ 35,333    $  2,894
                                                                          ========    ========


Non-cash financing and investing activities:
      Common stock issued in business acquisition                             --      $  2,660
                                                                          ========    ========

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1.  Summary of Significant Accounting Policies

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at September 30, 1996 and the consolidated results of its operations and cash flows for the three- and nine-month periods ended September 30, 1996 and 1995. Results for the interim are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, contained in the Company's Annual Report on Form 10-K.

Principles of Consolidation

The  consolidated  financial  statements  include  the  accounts  of  EndoSonics
Corporation (the "Company"), a Delaware Corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (see Note 4).

Investments

In accordance with SFAS 115, the Company has divided its investment portfolio into held-to-maturity and available-for-sale categories. Unrealized losses on available-for-sale securities are recorded as a separate component of shareholders' equity.

2.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                               September 30, 1996   December 31, 1995
                               ------------------   -----------------

         Raw materials              $1,308              $1,225
         Work-in-process             1,261               1,575
         Finished goods              1,407               1,246
                                    -------             -------

         Total                      $3,976              $4,046
                                    =======             =======

3.  Computation of net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation because their effect is antidilutive.

4.  Change in ownership percentage of Cardiovascular Dynamics, Inc.

On June 19, 1996, EndoSonics' 84% owned subsidiary, Cardiovascular Dynamics, Inc. (CVD), successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to CVD's underwriters). As of September 30, 1996, EndoSonics owned 46% of the outstanding shares of CVD. As a result of this transaction, CVD's results of operations have been consolidated through June 19, 1996, and accounted for on the equity method thereafter. In June 1996, the Company recorded an increase to additional paid-in capital of approximately $21 million representing the Company's proportionate share of CVD's net assets following the IPO. In the quarter ended September 30, 1996, the Company recorded ($321,000) representing its proportionate share of CVD's net losses for the period. Financial information for CVD is shown below:

BALANCE SHEET INFORMATION   --  CVD

(Unaudited)                                                 September 30,
(In thousands)                                                  1996
                                                            -------------

         Current assets                                        $51,997
         Property and equipment, net                               823
         Other assets                                              172
                                                               -------
                  Total assets                                 $52,992
                                                               =======

         Current liabilities                                   $ 4,217
         Deferred distributorship fee revenue                      786
         Stockholders' equity                                   47,989
                                                               -------
                  Total liabilities and stockholders' equity   $52,992
                                                               =======

         EndoSonics' share of CVD's net assets                 $20,795
                                                               =======


STATEMENT OF OPERATIONS -- CVD


(Unaudited)
(In thousands)                                       Three Months Ended              Nine Months Ended
                                                     September 30, 1996             September 30, 1996
                                                     ------------------             -------------------

         Total revenue                                    $2,352                          $6,186
         Cost of sales                                     1,273                           3,136
                                                          -------                         -------
         Gross profit                                      1,079                           3,050
         Total operating expenses                          2,407                           5,626
                                                          -------                         -------

         Loss from operations                             (1,328)                         (2,576)
                                                          -------                         -------
         Other income (expense)                              630                             731
                                                          -------                         -------
         Net Loss                                          ($698)                        ($1,845)
                                                          =======                         =======
         EndoSonics' share of net losses of CVD            ($321)                          ($370)
                                                          =======                         =======

Cardiovascular Dynamics, Inc., stock is quoted on The Nasdaq Stock Market. The closing price of CVD's stock at September 30, 1996 was $10.25 per share. The Company held 4,040,000 shares of CVD's common stock at September 30, 1996.

5.  Components of the  Consolidated  Statement of Operations as of September 30,
    1996

(Unaudited)
(In Thousands)                         Nine months ended September 30, 1996
                                        IVUS          CVD      Consolidated
                                       -------------------------------------
Total revenue                          $14,432      $3,834        $18,266
Cost of sales                           10,209       1,863         12,072
                                       -------------------------------------
Gross profit                             4,223       1,971          6,194

Operating expenses:
  Other research, development
         and clinical                    3,468       1,429          4,897
  Marketing and sales                    3,210       1,287          4,497
  General and administrative             3,064         503          3,567
  Restructuring                            518          --            518
                                       -------------------------------------
     Total operating expenses           10,260       3,219         13,479
                                       -------------------------------------

Loss from operations                    (6,037)     (1,248)        (7,285)

Other income (expense):
  Interest income                        1,567          73          1,640
  Other income (expense)                   (12)         28             16
                                       --------------------------------------
     Total other income                  1,555         101          1,656
                                       --------------------------------------

Net Loss                               ($4,852)    ($1,147)       ($5,999)
                                       ======================================

Through June 19, 1996, the Statements of Operations of EndoSonics included the results of operations of CVD. As of June 20, 1996, the Company began accounting for CVD under the equity method of accounting. (See Note 4.)

The results of operations for IVUS (intravascular ultrasound) include restructuring and other charges made in the quarter ended June 30, 1996, of approximately $3.1 million in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five/64 imaging devices. (See Note 6.)

6.  Restructuring and Other Charges

In June 1996, the Company recorded restructuring and other charges of approximately $3.1 million in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five/64 imaging devices. The elements of the total charges as of September 30, 1996 are as follows:

                                                (In Thousands)
                                                 Representing
                                                   Asset              Future
                                  Provision       Write-Downs      Cash Outlays
                                  ----------------------------------------------
Consolidation of facilities        $   994                          $   867
Conversion to new technology         1,849           $808               815
Corporate reorganization               223                               93
                                   -------           ----           -------
                                   $ 3,066           $808           $ 1,775
                                   =======           ====           =======

The charges are included in the accompanying Consolidated Statements of Operations for the nine month period ended September 30, 1996 are as follows:

                                                          (In Thousands)
                                                               1996
                                                          --------------

Cost of sales                                               $   794
Other research, development and clinical                        475
Marketing and sales                                             480
General and administrative                                      799
Restructuring                                                   518
                                                            -------
         Total charges                                      $ 3,066
                                                            =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed elsewhere herein and in the Company's Annual Report on Form 10-K.

Overview

Since inception in 1984, EndoSonics has engaged primarily in the research and development, manufacture and sale of products for the diagnosis and treatment of cardiovascular disease. The Company's financial results will be affected in the future by several factors, including the timing of any FDA approval to market the Company's products, FDA approval of IDE sites and the number of patients permitted to be treated, future changes in government regulations and third-party reimbursement policies applicable to the Company's products, the revenue mix of Oracle imaging systems and catheters, the progress of competing technologies, and the ability of the Company to develop the manufacturing and marketing capabilities necessary to support commercial sales. As a result of these factors, revenue levels, gross margins and operating results may fluctuate from quarter to quarter.

Results of Operations

Third quarter of 1996 compared to the same period in 1995

Total Revenue. Revenue (all IVUS) for the third quarter of 1996 advanced 18% to $5.5 million compared to $4.7 million for the third quarter of 1995, which included $1.6 million of CVD revenue. Revenues for the IVUS business increased 79% from $3.1 million in the third quarter of 1995. The principal reasons for this increase are continued growth in demand for IVUS products both in the U.S. and overseas markets, and increased sales through the Company's agreement with Cordis Corporation (a Johnson & Johnson Company). Further growth is dependent on the ability of the Company to increase production to levels of its new Five/64 catheters to levels sufficient to meet demand for the product in both the U.S. and overseas markets.

Cost of Sales. Cost of sales as a percentage of product sales decreased to 60% (all IVUS) for the three months ended September 30, 1996 from 63% for the third quarter of 1995, which included CVD. For the IVUS business, cost of sales increased from 57% in the third quarter of 1995. Gross profit margins increased to 40% (all IVUS) for the three months ended September 30, 1996 as compared to 37% for the third quarter of 1995 which included CVD. Gross profit margins for the IVUS business were 43% for third quarter of 1995. The decrease in the third quarter of 1996 was due primarily to the production inefficiencies incurred in manufacturing new catheter products. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods.

Other Research, Development and Clinical. Other research, development and clinical decreased to $1.1 million (all IVUS) for the three months ended September 30, 1996 as compared to $2.0 million for the third quarter of 1995 (which included CVD), $1.5 million for the IVUS business. This decrease of 27% for IVUS is due to a reduction in expenses associated with the Pinnacle Development Project.

Marketing and Sales. Marketing and sales expenses decreased to $0.8 million (all
IVUS) for the three months ended September 30, 1996 from $1.6 million for the third quarter of 1995 (which included CVD), $1.1 million for the IVUS business. This decrease of 27% for the IVUS business is primarily the result of a levelling off of costs associated with increased staffing and marketing programs in Europe and the United States in support of higher sales levels. As a percentage of total revenue, marketing and sales expenses for IVUS decreased to 15% for the three months ended September 30, 1996 compared to 36% for the three months ended September 30, 1995, due primarily to increased revenues.

General and Administrative. General and administrative expenses decreased to $0.9 million (all IVUS) for the three months ended September 30, 1996 from $1.1 million (including CVD) for the three months ended September 30, 1995. For the IVUS business, general and administrative expenses increased 29% from $0.7 million in the third quarter of 1995 due to an overall increase the Company's level of operations. As a percentage of total revenues, general and administrative expenses decreased to 17% for the three months ended September 30, 1996 compared with 22% of total revenue for the three months ended September 30, 1995 due to increased revenue.

Other Income Net. Other income increased to $0.5 million for the three months ended September 30, 1996 from $0.1 million for the three months ended September 30, 1995, due to a higher level of interest income earned on the proceeds of an equity offering completed in the fourth quarter of 1995.

Net Loss. Net loss decreased to $0.4 million, or $0.03 per share, for the three months ended September 30, 1996 as compared to a net loss of $2.3 million, or $0.23 per share, for the three months ended September 30, 1995. Third quarter 1996 included $0.3 million equity in the net loss of CVD. On a comparable basis, the IVUS business approached break-even ($51,000 loss) for the third quarter of 1996 versus a loss of $2.0 million for the third quarter of 1995. Weighted average shares outstanding increased by approximately 3.4 million shares primarily as a result of the Company's equity offering in the fourth quarter of 1995.

First Nine Months of 1996 compared to the same period of 1995

CVD's results of operations were consolidated in the Company's results through June 19, 1996, and accounted for on the equity method thereafter. (See Note 4 to Consolidated Financial Statements.)

Total Revenue. Total revenue increased 60% to $18.3 million for the nine months ended September 30, 1996 from $11.4 million for the nine months ended September 30, 1995. Period to period comparison of IVUS revenues reflected a 67% increase from $8.6 million in 1995 to $14.4 million in 1996. The increase in IVUS revenues is due both to the growth of the overall market for IVUS imaging products and increased sales under the Company's distribution agreements with Cordis and, to a lesser extent, with Fukuda.

Currently, a majority of the Company's sales of IVUS products consists of sales of the Company's IVUS imaging systems. The Company currently anticipates that sales of IVUS imaging catheters will increase as a percentage of total sales of IVUS products in future periods as the Company's installed base grows. For the nine months ended September 30, 1996 and September 30, 1995, export sales as a percentage of total revenue remained at 54%. The Company currently anticipates that export sales will continue to represent a substantial portion of the Company's total revenue in future periods.

Cost of Sales. Cost of sales as a percentage of product sales decreased to 67% for the nine months ended September 30, 1996 from 68% for the nine months ended September 30, 1995. Period to period comparison of IVUS cost of sales reflected an increase from 70% in 1995 to 73% in 1996. After adjusting for $0.8 million in non-recurring charges in the IVUS business in 1996 (see Note 6 to Condensed Consolidated Financial Statements) these expenses decreased to 67% of total revenue. Cost of sales in the first nine months of 1995 were affected by $0.7 million related to the voluntary recall of its Visions IVUS imaging catheters in the first quarter of 1995 due to manufacturing defects. After adjusting for these recall related expenses, cost of sales as a percentage of product sales were 62% in the first nine months of 1995.

Gross margins on product in the IVUS business for the first nine months of 1996 were 27% compared with 30% for the same period in 1995, 33% and 38%, respectively, after both of the above adjustments. The decrease in gross margins are the result of improvements in the Company's manufacturing processes which were more than offset by higher costs associated with initial production of new catheter products. Due to the possible impact of increasingly competitive pricing there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods. The Company is in the process of establishing a new manufacturing process for its FIVE/64 catheter line in Rancho Cordova, California. Its gross margins will be affected during the remainder of 1996 and 1997 by the rate of adoption of FIVE/64 catheter products and the efficiency with which the Company is able to establish such process and facility and achieve production volumes.

Acquired  In-process,   Research,   Development  and  Clinical.  In  June  1995,
EndoSonics recorded a non-cash charge of $0.5 million reflecting the final payment in connection with the 1993 acquisition of CVD.

Other Research, Development and Clinical. Other research, development and clinical expenses decreased by 18% to $4.9 million for the nine months ended September 30, 1996 from $6.0 million for the nine months ended September 30, 1995. Period to period comparison of IVUS expenses reflected a 24% decrease from $4.6 million in 1995 to $3.5 million in 1995. After adjusting for the $0.5 million in non-recurring charges in 1996 (see Note 6 to Condensed Consolidated Financial Statements), these expenses for the IVUS business decreased 35%, due to a decrease in expenses related to the Pinnacle Development Project.

Marketing and Sales. Marketing and sales expenses increased 10% to $4.5 million for the nine months ended September 30, 1996 compared to $4.1 million for the nine months ended September 30, 1995. Period to period comparison of IVUS marketing and sales expenses reflected an 8% increase from $3.0 million in 1995 to $3.2 million in 1996. After adjusting for $0.5 million in non-recurring charges in 1996 (see Note 6 to Condensed Consolidated Financial Statements), these expenses for the IVUS business decreased 10%. As a percentage of total revenue, marketing and sales expenses decreased to 22%, 19% after adjustments for non-recurring charges, for the nine months ended September 30, 1996 from 34% of total revenue for the nine months ended September 30, 1995 due primarily to increased revenue.

General and Administrative. General and administrative expenses increased 17% to $3.6 million for the nine months ended September 30, 1996 from $3.1 million for the nine months ended September 30, 1995. Period to period comparisons of IVUS general and administrative expenses indicate a 48% increase from $2.1 million in 1995 to $3.1 million in 1996. After adjusting for $0.8 million in non-recurring charges in 1996 (see Note 6 to Condensed Consolidated Financial Statements), these expenses for the IVUS business decreased 9%. General and administrative expenses decreased to 21% of total revenue, 16% after adjustments for non-recurring charges, for the nine months ended September 30, 1996 from 24% of total revenue for the nine months ended September 30, 1995 due primarily to increased revenue.

Restructuring Charges. In the second quarter of 1996 the Company recorded $0.5 million in restructuring charges in connection with the consolidation of its administrative and manufacturing operations at a new facility in Rancho Cordova, California. These charges related primarily to lease commitments associated with the Pleasanton facility.

Other Income, Net. Other income increased to $1.7 million for the nine months ended September 30, 1996 from $0.5 million for the nine months ended September 30, 1995, primarily due to a higher level of interest income earned on the proceeds of an equity offering completed in the fourth quarter of 1995.

Net Loss. Net loss decreased to $6.0 million, or $0.45 per share, for the nine months ended September 30, 1996 as compared to a net loss of $8.8 million, or $0.88 per share, for the nine months ended September 30, 1995. The second and third quarters of 1996 include $0.4 million equity in the net loss of CVD. Period to period comparisons of the results of operations for the IVUS business indicates a 31% decrease in net loss from $6.5 million in 1995 to $4.5 million (without CVD's losses) in 1996. After adjusting for non-recurring expenses of $3.1 million in the second quarter of 1996 and CVD's net losses in the second and third quarters, net loss for the IVUS business decreased to $1.4 million ($0.11 per share). Weighted average shares outstanding increased by approximately 3.3 million, primarily as a result of the Company's equity offering in the fourth quarter of 1995.

Liquidity and Capital Resources

On September 30, 1996, the Company had cash and equivalents of $35,333,000 and short-term investments of $4,054,000. As reflected in the condensed consolidated statements of cash flows, the Company's operations continue to result in negative cash flows. Net cash used in operations was $4,363,000 for the nine months ended September 30, 1996, as compared to $8,768,000 in the corresponding period in the previous year. The improvement is due in part to a lower net loss, the affiliate loan payoff from CVD and increases in current liabilities. The Company expects to incur substantial additional costs, primarily relating to ongoing research and development, clinical programs, and increased marketing efforts, prior to achieving positive cash flow from operations. EndoSonics anticipates using cash resources generated from product sales and existing cash balances to fund operations in 1996.

The Company believes its available cash and equivalents, short-term investment and working capital positions as of September 30, 1996, will be sufficient to meet the Company's operating expenses and capital requirements through 1997.

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



                                                          ENDOSONICS CORPORATION






                                                       -------------------------
                                                               Reinhard Warnking
                                                             President and Chief
                                                               Executive Officer

                                                        Date:  November 14, 1996




                                                      --------------------------
                                                               Donald D. Huffman
                                                      Vice President-Finance and
                                                    Chief Financial Officer, and
                                                    Principal Accounting Officer

                                                        Date:  November 14, 1996