Form 10-K
period 1996-12-31
ENDOSONICS CORP
filed 1997-03-19
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------
                        Commission file number: 0-19880

                             ENDOSONICS CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                               68-0028500
     (State of Incorporation)           (I.R.S. Employer Identification No.)

               2870 Kilgore Road, Rancho Cordova, California 95670
          (Address of principal executive offices, including zip code)
       Registrant's telephone number, including area code: (916) 638-8008

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
           None                                          None

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $.001 par value.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 14, 1997, was approximately $56,924,730 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 14, 1997, approximately 13,535,566 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on or about May 23, 1997 are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

         Endosonics Corporation ("Endosonics" or the "Company") develops, manufactures and markets intravascular ultrasound ("IVUS") imaging systems and percutaneous transluminal coronary angioplasty ("balloon angioplasty"), catheters to assist in the diagnosis and treatment of cardiovascular and peripheral vascular disease. The Company's IVUS imaging products enhance the effectiveness of the diagnosis and treatment of coronary artery and other vascular diseases by providing important diagnostic information not available from conventional x-ray angiography. This information includes the location, amount and composition of atherosclerotic plaque and enables physicians to identify lesion characteristics, select an optimum course of treatment, position therapeutic devices, treat disease sites with drugs or other therapies and promptly assess the results of treatment. In 1993, the Company commenced the Pinnacle Development Project to further enhance the image quality of its IVUS imaging products. This project resulted in the Five-64 catheter line and an enhancement to the Company's Oracle Imaging System. The Company received United States Food and Drug Administration ("FDA") clearance for its Five-64 diagnostic catheters, which were commercially available in the first quarter of 1996. The Company believes that it offers the only FDA approved combined coronary balloon angioplasty/IVUS imaging catheters, devices which can reduce the time and cost of interventional procedures by providing both diagnostic and therapeutic functions on the same catheter.

         The Company's products are based on two core proprietary technologies: digital, all-electronic IVUS imaging and specialized balloon catheter material technology. The Company's IVUS imaging system and catheters use high speed, computer-based electronics and proprietary integrated circuit technologies to produce ultrasound images. The combination of these technologies and the Company's manufacturing expertise enables its catheters to provide high-quality ultrasound images while maintaining the small size, flexibility and trackability necessary to access, diagnose and treat a wide range of coronary and peripheral vessels. See "Risk Factors."

         The Company currently holds approximately 45% of the outstanding shares of the Common Stock of CardioVascular Dynamics, Inc. ("CVD"). CVD designs, develops, manufactures and markets catheters used to treat certain vascular diseases. CVD's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. CVD's proprietary FOCAL and Multiple Microporous Membrane ("M(3)") technologies enable physicians to deliver therapeutic radial force, stents, drugs or contrast media accurately and effectively to the treatment site in addition to allowing the perfusion of blood during an interventional procedure. CVD's catheters are designed to address three principal challenges facing cardiologists: restenosis of a treated vessel, chronic total occlusions and acute reclosure of a vessel during or soon after a procedure. CVD was formerly a 84%-owned subsidiary of the Company's until CVD completed its initial public offering in June of 1996.

PENDING BUSINESS ACQUISITION

         In January 1997 the Company entered into an agreement to acquire Cardiometrics, Inc. ("Cardiometrics") through the merger of a wholly-owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly-owned subsidiary of the Company (the "Merger"). Under the terms of the agreement, each outstanding share of Cardiometrics Common Stock will be converted, without any action on the part of the holder thereof, into the right to receive 0.35 (the "Endosonics Exchange Ratio") newly-issued shares of Endosonics Common Stock, 0.20 (subject to adjustments as described below, the "CVD Exchange Ratio") shares of CVD Common Stock and $2.00 in cash (subject to adjustment as described below, the "Cash Consideration," and together with such shares of Endosonics Common Stock and CVD Common Stock, the "Merger Consideration"); with the CVD Exchange Ratio subject to increase, such that based on the average of closing prices of Endosonics Common Stock and CVD Common Stock for the ten trading days immediately preceding (and including) the third trading day prior to the Cardiometrics Meeting (May 13, 1997 at 10:00 a.m. Pacific Time), the Merger Consideration shall equal $9.00; provided that, if the CVD Exchange Ratio obtained thereby would exceed 0.2636, the CVD Exchange Ratio shall be 0.2636; provided further, that Endosonics has the right to substitute additional cash instead of increasing the CVD Exchange Ratio; provided further, that the CVD Exchange Ratio shall not be less than 0.20 and the Cash Consideration shall not be less than $2.00; and provided further, that the shares of Cardiometrics Common Stock held by Endosonics will be cancelled and extinguished without any conversion thereof. Cash will be paid in lieu of fractional shares. The Merger is subject to the satisfaction of certain closing conditions, including the approval of the stockholders of Cardiometrics, and is anticipated to be completed in May 1997.

         Cardiometrics develops, manufactures and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' principal products, the FloWire(R)Doppler guide wire and FloMap(R) ultrasound instrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory. Clinical experience demonstrates that the measurement of blood flow impairment downstream from (distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire/FloMap system has received clearance from the U.S. Food and Drug Administration and many corresponding European and Pacific Rim regulatory agencies. As of December 1996, more than 65,000 FloWire guide wires have been sold and cumulative FloMap shipments were approximately 490.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect any events or developments.

PRODUCTS

         Endosonics develops and markets IVUS imaging systems and catheters and combination balloon angioplasty/IVUS imaging catheters.

         IVUS IMAGING PRODUCTS

         The Company believes it is the only company that markets IVUS products using digital, all-electronic ultrasound technology. The Company believes that all other IVUS devices sold by competitors employ mechanical ultrasound technology. In mechanical ultrasound, a rotating component affixed to the end of a drive shaft cable emits or reflects ultrasonic pulses that are, as the component rotates, directed at different points in the vessel. The rotating component can be the transducer that produces the ultrasonic pulses, a mirror that reflects the pulses from a non-rotating transducer or a combination of both.

         The Company's IVUS imaging technology relies upon 64 solid-state transducer elements and five miniaturized integrated circuits to emit and receive signals in a predetermined controlled sequence, thereby imaging a 360-degree area around the catheter. The Company believes that its IVUS imaging products have several important advantages over mechanical ultrasound devices. The flexible drive shafts in mechanical ultrasound devices do not rotate uniformly without vibration, resulting in images that are subject to distortion referred to as non-uniform rotational distortion ("NURD"). The absence of such a drive shaft in the Company's IVUS imaging catheters eliminates NURD. In addition, due to the presence of a drive shaft, mechanical IVUS imaging catheters generally track over guidewires using a side mounted technique. As a result, the guidewire is on the outside of the signal-emitting component and, unless retracted, obscures a portion of the desired cross-sectional image of the vessel. In contrast, the Company's all electronic IVUS imaging catheters track coaxially over guidewires that pass through the center of the transducer. As a result, the guidewire does not block or reflect any signals emitted by the transducer and does not interfere with the image. The Company believes this coaxial design also improves the handling of its IVUS imaging catheters as compared to mechanical IVUS imaging catheters. Furthermore, since electronic IVUS imaging catheters do not have rotating drive shafts, diagnostic and therapeutic functions can be combined on a single catheter. The Company believes it offers the only combined coronary balloon angioplasty/IVUS imaging catheters that have been approved by the FDA.

         The Company's IVUS imaging systems are proprietary, high speed computer systems, designed and manufactured by the Company to process the signals received from the imaging catheters and to generate high-resolution images. The Company's synthetic aperture technology generates up to 512 focal zones enabling the dynamic transmission and reception of the ultrasound signal. This permits the Company's IVUS products to have greater resolution over a broader depth of field. With mechanical systems, which use only one focal zone, it is not feasible to vary transmission and reception of the ultrasound signal.

        The Company's IVUS imaging products capture imaging data in a digital format, providing a platform for further enhancements of image quality and increased design flexibility in the development of new application catheters such as the Company's Five-64 catheter line. These products do not rely on mechanically rotating transducers and therefore can offer advanced features. These features include the following: In-Vision(TM), an enhanced Windows-like user interface, ChromaFLO(TM) imaging technology, which provides images of blood flow and 3D Resolve(TM) option, which offers a three-dimensional reconstruction of a specific region of interest in the artery. The Company believes that the In-Vision(TM) option, ChromaFLO(TM) imaging and 3D Resolve(TM) will enable easier image interpretation for purposes such as lesion differentiation and characterization. Similarly, the Company is developing various balloon versions of its five-64 catheters. ChromaFlo(TM) and 3D Resolve(TM) are currently undergoing clinical evaluation by the Company.

         The images produced by the Company's IVUS imaging systems are displayed on a high resolution video screen located on the digital processor, and can be permanently stored on video tape and CD-R. The systems' software can also provide immediate measurements of lumen diameter, cross-sectional area and vessel wall thickness. The systems' fluoroscopic windowing feature lets the user simultaneously display both angiography and ultrasound images on the physician interface module's video screen. The Company believes this feature gives the physician the ability to analyze and compare ultrasound and angiographic images of the same disease site, thereby facilitating a determination of the therapeutic procedure and a review of the results.

         The following table lists the Company's key IVUS systems and catheters:


                                                                        U.S. Regulatory            First Commercial
             Product                 Principal Application                  Status                       Sale
--------------------------------- ---------------------------- --------------------------------- ---------------------
  IVUS IMAGING SYSTEMS
    Oracle Imaging System         Processes and displays       510(k) Approved                   Q4 1995
                                   IVUS images                                                   (U.S. and Int'l)
      In-Vision                   Enhanced user interface      510(k) Approved                   Q2 1996 (U.S. and Int'l)
      ChromaFLO                   Images of blood flow         510(k) Applied For                Expected Q2 (Int'l)
                                                                                                 Expected Q3 (U.S.)
      3D Resolve                  Three dimensional            510(k) Applied For                Expected Q2 (Int'l)
                                   representation of                                             Expected Q3 (U.S.)
                                   artery

  IVUS IMAGING CATHETERS
    Diagnostic/Therapeutic
      Five-64 Therapeutic         PTCA/IVUS imaging            In development                    Expected 1997
      Oracle-Micro Plus           PTCA/IVUS imaging            PMA Supplement Approved           Q3 1994 (Int'l)
                                                                                                 Q3 1995 (U.S.)
      Oracle-Micro/FX             PTCA/IVUS imaging            Only sold outside the U.S.        Q2 1995 (Int'l)
      Oracle Focus F/X            PTCA/IVUS imaging            Only sold outside the U.S.        Q4 1995 (Int'l)
      Oracle Megasonics F/X       High pressure PTCA/IVUS      Only sold outside the U.S.        Q1 1996 (Int'l)
                                  imaging
      Oracle Megasonics           High pressure PTCA/IVUS      PMA Supplement Approved           Q4 1996 (U.S.)
                                  imaging
    Diagnostic
      Visions Five-64 F/X         IVUS imaging                 510(k) Approved                   Q1 1996
                                                                                                 (U.S. and Int'l)
      Visions                     IVUS imaging                 510(k) Approved                   Q2 1991
                                                                                                 (U.S. and Int'l)
      Visions F/X                 IVUS imaging                 510(k) Approved                   Q4 1992 (Int'l)
                                                                                                 Q1 1993 (U.S.)
--------------------------------- ---------------------------- --------------------------------- ---------------------

         IVUS IMAGING SYSTEMS

         Oracle Imaging System. The Oracle Imaging System is a proprietary, high-speed computer system designed and manufactured by the Company to process the signals received from its IVUS imaging catheters and provide physicians with a real-time video image of an artery or other lumen. In 1993, the Company commenced the Pinnacle Development Project to enhance the image quality of its IVUS products. This project resulted in an enhancement to the Oracle Imaging System to upgrade its performance to be compatible with the recently developed Five-64 catheter line while reducing the manufacturing cost of the system. In October 1995, the Company announced the receipt of 510(k) approval to market the upgraded Oracle Imaging System and commercial sales of this system commenced in the fourth quarter of 1995. All of the Company's IVUS imaging catheters are compatible with the upgraded Oracle Imaging System.

         IVUS IMAGING CATHETERS

         Five-64. The Company's Five-64 catheters interface with the Company's upgraded Oracle Imaging System. Each catheter contains a cylindrical transducer array with 64 elements capable of separately sending and receiving approximately 166,000 pulses per second. Five proprietary miniaturized integrated circuit microchips, mounted inside the catheter tip, control the transducer elements by selecting a varying number of array elements in order to form thin acoustic beams. Up to 128 such beams are reconstructed into a 360 degree cross-sectional ultrasound image of the vessel under investigation. The microchips are controlled by the Oracle Imaging System, which uses all-electronic beam forming and synthetic aperture techniques to provide the user with improved image quality. This technology also provides the user with an easily upgradeable imaging platform. The Company obtained 510(k) approval for the diagnostic version of the Five-64 catheter and currently plans to submit a PMA supplement for the therapeutic version of the Five-64 catheter, a combination balloon angioplasty/IVUS imaging catheter, by the second quarter of 1997.

         Oracle-Micro Plus, Oracle-Micro F/X and Oracle Megasonics. The Company received a PMA Supplement in June 1995 to distribute the Oracle-Micro Plus, a combination balloon angioplasty/IVUS imaging catheter with better imaging and handling capabilities than the Oracle-Micro, the predecessor to the Oracle-Micro Plus. The Company believes that it offers the only combination coronary balloon angioplasty/IVUS imaging catheter approved by the FDA. These combination catheters are constructed with the inflatable balloon located at the end of the catheter, just distal to the transducer. The Oracle-Micro catheters vary in balloon and shaft sizes, allowing the catheters to be used in a variety of coronary and peripheral vascular applications. The Oracle Megasonics catheter has a high pressure balloon, dual markers and has varying balloon and shaft sizes. The Oracle-Micro F/X, which is marketed outside of the United States, is a rapid exchange version of the Oracle-Micro Plus. The Company believes that its family of Oracle-Micro catheters has the ability to access a broad range of coronary artery dimensions generally comparable to currently available non-imaging balloon angioplasty catheters.

         Oracle Focus F/X. This combination device incorporates CVD's FOCAL Expansion Balloon ("FOCAL") Technology and is designed to address stent placement and balloon angioplasty applications by combining the advantages of a high pressure compliant/non-compliant balloon with IVUS imaging in one catheter. This device is designed to enable physicians to obtain visual feedback before, during and after interventional procedures without the need to exchange catheters. In addition, the Oracle Focus F/X provides the physician with more flexibility to vary balloon size and pressure during treatment.

         Visions, Visions F/X and Visions Five-64 F/X. The Company's Visions((TM)) and Visions F/X catheters are IVUS imaging catheters designed to provide diagnostic information as an adjunct to diagnostic angiography, and in conjunction with therapeutic interventional procedures, such as balloon angioplasty.

PRODUCT DEVELOPMENT

         The Company is conducting developmental programs to refine its proprietary integrated circuit and transducer technology towards smaller and more advanced integrated circuits and transducers in order to enhance image quality. The Company has also focused the advancement of its catheter technology on the expansion of the diagnostic applications of its products and the combination of its core IVUS imaging technologies with its therapeutic catheter technologies. The combination of these technologies resulted in the Oracle-Micro family of catheters for combined balloon angioplasty/IVUS imaging in coronary arteries. The Company is continuing to develop combination diagnostic/therapeutic catheters as well as multiple therapeutic catheters such as balloon angioplasty/site-specific drug delivery and balloon angioplasty/perfusion catheters.

         The Company is also developing micromotor-based IVUS imaging systems and catheters based on technology obtained in connection with its acquisition of Du-MED BV ("Du-Med"), a Netherlands based medical device manufacturer, for use in both the larger luminal areas of the body and for peripheral vascular applications. The Company believes that catheters incorporating micromotor technology may prove to be a cost-effective solution for these applications. Du-MED holds certain patent rights related to technology for miniaturized micromotors with dimensions of one millimeter or less in diameter. This technology was developed at Erasmus University, Rotterdam, a leading center for medical ultrasound research. Micromotors, which are placed at the tip of a catheter, rotate a tiny mirror which deflects the acoustic beam generated by an ultrasound transducer, resulting in a 360 degree cross sectional scanning of the vessel wall. The same configuration detects the ultrasound signals reflected from the surrounding tissue structures and communicates with an external ultrasound system, which processes the signals into real-time images of tissue structures within the body.

         In February 1996, Endosonics and Cordis Corporation entered into an Imaging/Therapeutic Combination Devices Development Agreement (the "Development Agreement") pursuant to which the parties agreed to cooperate in the development and marketing of advanced, cost effective imaging/therapeutic combination devices. The Development Agreement provides, among other things, that the parties shall jointly agree upon the specifications of the products to be developed, the budget, and the schedule for completion. Pursuant to the Development Agreement, the parties have developed an enhanced version of the Oracle Megasonics which combines the IVUS technology and Cordis' high-pressure Titan balloon. Cordis agreed to provide technical and manufacturing support for the development efforts and to provide certain funding payable over a period not to exceed thirty months. The Development Agreement expires upon the earlier of thirty months from the date of the Development Agreement or the completion of the products that the parties agree to develop under such agreement. Endosonics agreed, during the term of the Development Agreement, not to enter into an agreement with any other party for the development, manufacture, or sale of a product for use in the intracoronary ultrasound market that is similar to the products developed, if any, during the term of the Development Agreement.

         Substantially all of the Company's product development activities are performed by the Company's team of research scientists, engineers, technicians and consultants, who have extensive experience in ultrasound signal processing, semiconductor design, acoustics and catheter development. The Company's research, development and clinical expenditures approximated $8,445,000, $7,127,000 and $5,746,000 in 1994, 1995 and 1996, respectively, excluding acquired in-process research and development. The Company intends to continue to make significant investments in research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Dependence on New Products; Rapid Technological Change."

MANUFACTURING

         Oracle Imaging Systems are manufactured at the Company's Rancho Cordova, California facility. The Oracle and Visions catheters are produced at the Company's Pleasanton, California facility.The Company has consolidated its Rancho Cordova operations at its new facility which is utilized for the production of the Company's IVUS imaging systems and its Visions Five-64 catheters. The Company intends to close its Pleasanton facilities by mid-1997 and consolidate all manufacturing activities at Rancho Cordova, California. There can be no assurance, however, that the Company's transition to Rancho Cordova, California will be done in a timely manner.

         The Company fabricates certain proprietary components, then assembles, inspects, tests and packages all components into finished products. By designing and assembling its systems and catheter products, the Company believes it is better able to control quality and costs, limit third-party access to its proprietary technology, and manage manufacturing process enhancements and new product introductions. In addition, the Company purchases many standard and custom built components from independent suppliers, and contracts with third-parties for certain specialized electronic component manufacturing processes. Most of these purchased components and processes are available from more than one vendor. However, the manufacturing of the connection points on the integrated circuit microchips is currently performed by a single vendor. Any supply interruption from this single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply were qualified and, as a result, could have an adverse effect on the Company's business, financial condition and results of operations. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Future Operating Results - Limited Manufacturing Experience."

         The Company provides a one-year limited warranty on its imaging systems sold in the United States. System repairs are made at the customer site by a Company service technician. In addition to the one-year warranty, the customer may purchase additional warranty coverage under the Company's extended warranty program. Service on the Company's systems sold outside the United States is provided either by the Company's European service manager or by the international distributor responsible for the customer. The Company provides its international distributors with a one-year limited warranty covering service and parts.

         The Company's success will depend in part on its ability to manufacture its products in compliance with GMP regulations, ISO 9000 and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In addition, the Company intends to establish an automated manufacturing process for its Visions Five-64 catheter line in Rancho Cordova, California. Manufacturers often encounter difficulties in scaling up production of new products and integrating automation equipment, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to fully integrate automation into the manufacturing process for the Visions Five-64 catheter line in a timely manner, or to timely increase production volumes of the Visions Five-64 catheter line, would materially adversely affect the Company's business, financial condition and results of operations. The Company instituted two voluntary product recalls in 1994 due to manufacturing defects in its Vision catheter line. There can be no assurance that defects will not occur in the Company's products in the future. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with GMP, ISO 9000 and other regulatory requirements could have a material adverse effect on the Company's sales and the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Limited Manufacturing Experience."

BACKLOG

         The Company had a backlog of customer purchase orders for products representing approximately $1.7 million and $0.8 million as of December 31, 1995 and 1996, respectively. The Company expects that substantially all of the backlog as of December 31, 1996 will be filled within three months. Orders in backlog may be cancelled or rescheduled by customers without penalty. The Company further believes that its backlog is not necessarily indicative of Company sales for any future period. As is common in this industry, the Company's backlog is typically not significant, and a substantial majority of the product shipments in any given period relate to orders received within that period. In addition, actual product shipment depends on production capacity, manufacturing yields, and component availability, among other factors.

MARKETING AND SALES

         The Company's products are sold in the United States, Canada and other international markets, principally Europe and Japan. The Company's strategy has been to leverage its technology by entering into distribution agreements with strategic partners, supplemented by a small direct sales force. The Company is currently a party to five such agreements.

         In February 1996, Endosonics and Cordis entered into an agreement pursuant to which Cordis was granted the exclusive right to distribute Endosonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East (the "Exclusive Distribution Agreement"). The Exclusive Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and Endosonics and a prior distribution agreement between Endosonics Nederland B.V., a wholly owned subsidiary of Endosonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from Endosonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell Endosonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with Endosonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from Endosonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by Endosonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods. The Company and Cordis are currently in discussions with regard to amending the Exclusive Distribution

Agreement to cover both South America and Japan. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Dependence on Strategic Relationships; Reliance on Cordis."

         Fukuda and the Company entered into a Distribution Agreement in February 1990 pursuant to which Fukuda was granted an exclusive distributorship in Japan for the Company's Oracle Imaging Systems and certain related IVUS imaging catheter products. The Distribution Agreement expired in February 1997, and Fukuda did not exercise their option to extend the agreement for an additional term of three years. In March 1990, Fukuda and certain other Japanese entities acquired approximately $3.7 million of preferred stock of the Company.

         In light of the Company's exclusive distribution relationship with Cordis, the Company's revenue from sales of IVUS imaging products will depend substantially on the distribution capabilities of Cordis. Further, in recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. There can be no assurance that the Company will be able to maintain its relationship with Cordis or replace Cordis in the event the Company's relationship with Cordis would be terminated. In the event of such a termination, the Company's ability to distribute its IVUS imaging products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         In 1994, 1995 and 1996, total export sales were $5,391,000, $9,901,000 and $16,868,000, respectively, or approximately 81%, 61% and 69%, respectively, of total product sales. In 1994, 1995 and 1996 sales to Europe accounted for $2,951,000, $6,996,000 and $9,820,000, respectively, and sales to Asia represented $2,402,000, $2,891,000 and $6,689,000, respectively. A significant portion of the Company's revenues, therefore, will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

STRATEGIC RELATIONSHIPS

         The Company entered into a license agreement with CardioVascular Dynamics, Inc. ("CVD"), dated December 22, 1995 (the "CardioVascular Agreement"), pursuant to which CVD granted to Endosonics a non-exclusive, royalty-free right to CVD's FOCAL technology for the development and sale of a combined FOCAL/Ultrasound product. In exchange, CVD received a non-exclusive, royalty-free right to submit PMA supplemental applications utilizing an Endosonics PMA as a reference and to manufacture and distribute CVD products as a supplement to the Endosonics PMA. The CardioVascular Agreement may be terminated in the event of breach upon 60 days notice by the non-breaching party, subject to the breaching party's right to cure. In the event of termination, the CVD would be prohibited from submitting new PMA supplements referencing the Endosonics PMA and would be required to seek independent FDA approval for such products, which would have a material adverse effect on the CVD's business, financial condition and results of operations.

         The Company entered into a separate license agreement with CVD on February 6, 1996, pursuant to which Endosonics granted to CVD a non-exclusive, royalty-free right and license to use and reference the Endosonics PMA to enable CVD to file for and obtain PMA approval for coronary balloon dilatation catheters from the FDA. The remaining terms of the February 6, 1996 agreement are substantially identical to the terms of the Cardiovascular Agreement described above.

COMPETITION

         The Company believes that the primary competitive factors in the market for IVUS imaging devices are: image quality, catheter size, flexibility and trackability, ease of use, reliability and price. In addition, a company's distribution capability and the time in which products can be developed and receive regulatory approval are important competitive factors. Certain of the Company's competitors have developed IVUS imaging products with high quality images. Therefore, the Company believes that its competitive position is dependent upon its ability to establish its reputation as a producer of high quality imaging products. The Company's IVUS catheters compete with mechanical ultrasound devices manufactured by Cardiovascular Imaging Systems, a subsidiary of Boston Scientific Corporation ("CVIS"), and the Hewlett-Packard Company ("Hewlett-Packard"). Both CVIS and Hewlett-Packard are significantly larger than the Company, have significantly greater financial, marketing and technical resources available and have a significantly larger installed base of imaging systems. Although the Company believes that these companies are not currently marketing or clinically testing combined coronary balloon angioplasty/IVUS imaging catheters, there can be no assurance that they will not attempt to develop and market catheters in the future that would compete with the Company's combination products. Moreover, companies currently engaged in the manufacture and marketing of non-imaging balloon angioplasty catheters could attempt to expand their product lines to include combination balloon angioplasty/IVUS imaging products. Other companies could also attempt to enter the market with competitive devices. Many of the Company's competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources.

         Competition in the market for devices used in the treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. The interventional cardiology market is characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's non-imaging catheters and combination balloon angioplasty/IVUS imaging catheters compete with non-imaging balloon angioplasty catheters marketed by a number of manufacturers, including ACS, a subsidiary of Guidant Corporation, SciMed Life Systems, Inc., a subsidiary of Boston Scientific Corporation ("SciMed"), Cordis, Medtronic, and Schneider. Such companies have established market positions, substantial resources, and significantly larger sales and marketing organizations. In addition, the Company faces competition from manufacturers of atherectomy devices, vascular stents and pharmaceutical products intended to treat cardiovascular disease.

THIRD-PARTY REIMBURSEMENT

         In the United States, the Company's products are purchased primarily by medical institutions, which then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the health care services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the U.S. Health Care Financing Administration ("HCFA"). The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific type or number of devices used in a procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

         Currently, there are no established DRGs covering IVUS imaging procedures. Reimbursement for the equipment and hospital expense of an angioplasty procedure is covered under a DRG, but because the amount of reimbursement is fixed, the amount of potential profit relating to the procedure is reduced to the extent the physician performs additional procedures such as IVUS Imaging or uses a more expensive product which combines ultrasound imaging with therapeutic capabilities. Beginning in January 1997, HCFA implemented a policy in which the physician will receive payment for the additional effort required to obtain ultrasound images and interpret those images when imaging is performed in conjunction with a therapeutic intervention. The level of payment for this physician fee component may be less than the incremental cost of the IVUS imaging and, therefore, physicians must determine that the clinical benefits of intravascular ultrasound imaging justify the additional cost.

         On April 1, 1996, the Japanese Ministry of Health approved reimbursement for IVUS-based procedures. The reimbursements cover both the cost of the physician and the cost of the devices.

         The market for the Company's products could be adversely affected by changes in governmental and private third-party payors' policies. Capital costs for medical equipment purchased by hospitals are currently reimbursed separately from DRG payments. Federal legislation reduced capital cost reimbursements under the Medicare capital cost pass-through system. The legislation requires that the aggregate amount of reimbursements in fiscal years 1992 through 1995 be reduced by approximately 10% per year. Such reductions have had an adverse impact on reimbursements to hospitals for the capital cost of equipment such as the Oracle Imaging System.

         Although the Company believes that less invasive procedures generally provide less costly overall therapies as compared to alternative surgical procedures, there can be no assurance that reimbursement for procedures using the Company's products will be available or, if currently available, will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation --Limitations on Third-Party Reimbursement."

GOVERNMENT REGULATION

         United States. The manufacturing and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States. The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. The Company believes that its success will be significantly dependent upon commercial sales of improved versions of its imaging systems and catheter products. The Company will not be able to market these new products in the United States unless and until the Company obtains approval from the FDA.

         If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, or to a device that the FDA has found to be substantially equivalent to a legally marketed pre-1976 device, the manufacturer may seek clearance from the FDA to market the device by filing a premarket notification with the FDA under Section 510(k). A 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Clearance under 510(k) normally takes at least three months and may require submission of clinical safety and efficacy data to the FDA. There can be no assurance that 510(k) clearance for any future product or modification of an existing product will be granted or that the process will not be unduly lengthy. In the future, the FDA will require manufacturers of certain medical devices introduced prior to 1976 to present additional safety and effectiveness data or face restrictions on the sale of these products, including the possible withdrawal of such devices from the market. All of the 510(k) clearances received for the Company's products were based on substantial equivalence to legally marketed pre-1976 devices. Review of the substantially equivalent pre-1976 devices on which the 510(k) clearances for the Company's catheters were based and any resulting restrictions on the Company or requirements imposed to present additional data could have a material adverse effect on the Company's business, financial condition and results of operations.

         If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require that the manufacturer submit a pre-market approval ("PMA") application that must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and frequently requires submission of clinical data. It is expected that certain of the Company's combination balloon angioplasty/IVUS imaging products under development will be subject to this PMA process. There can be no assurance that PMA approval for any future product or modification of an existing product will be granted or that the process will not be unduly lengthy. Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory approval of the Company's products. Delays in receipt of approvals, failure to receive approvals or the loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is also required to register as a medical device manufacturer with the FDA and certain state agencies, such as the Food and Drug Branch of the California Department of Health Services ("CDHS"). As such, the Company is inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's Good Manufacturing Practices ("GMP") regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. Specifically, the Company's FOCAL balloon catheters are approved in certain European countries, where the Company believes these catheters are being used principally for deployment of coronary stents and balloon angioplasty. In October 1995, Endosonics received FDA approval to market CVD's line of FACT catheters, which utilize the FOCAL technology, for coronary balloon angioplasty. These catheters may not be marketed by the Company in the United States for stent deployment without further FDA approval. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees.

         The Company is also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Products."

         International. International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. The Company typically relies on its distributors in such foreign countries to obtain the requisite regulatory approvals. Distributors have obtained regulatory approval for certain products in certain European countries and Japan and have applied for additional approvals. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

         The Company is in the process of implementing policies and procedures which are intended to allow the Company to receive ISO 9001 qualification of its processes and CE mark certifications. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products receive, by mid-1998, the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union. In Europe, the Company has obtained ISO 9002 as of January 1997. There can be no assurance that the Company will be successful in meeting certification requirements.

PATENTS AND PROPRIETARY INFORMATION

         The Company's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company holds six issued U.S. patents, and has other U.S. and foreign patent applications pending covering various aspects of its IVUS technology. The first issued U.S. patent covers IVUS imaging catheters, including IVUS balloon catheters, in which multiple transducer elements are electronically controlled by integrated circuits or other means mounted near the transducer elements in the catheter. This patent expires in April 2007. Two patents cover aspects of catheter design technology used by the Company in its Oracle-Micro catheters. A fourth patent covers improvements to the IVUS imaging system which enables it to obtain images closer to the transducer surface. The fifth patent covers modifications to the catheter tip transducer technology. The sixth patent covers a method and apparatus for imaging blood flow using an ultrasound catheter. Eleven additional patent applications have been submitted to the U.S. Patent Office and additional patent applications have been submitted to international agencies for review. The basic patent for the Du-MED micromotor technology was issued by the U.S. Patent Office in January 1993. Additional patents covering this technology were subsequently issued in August 1993 and December 1994. Additional U.S. and foreign patent applications have been filed. No assurance can be given that pending patent applications will be approved, or that any issued patents will provide competitive advantages for the Company's products, or that they will not be challenged or circumvented by competitors.

         The Company relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached, or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its unpatented proprietary technology.

         The interventional cardiology market in general and the market for balloon angioplasty catheters in particular, has been characterized by substantial litigation regarding patent and other intellectual property rights. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from utilizing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of any such patents, or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be so on terms acceptable to the Company, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company, or to protect trade secrets, and could result in substantial cost to, and diversion of effort by, the Company.

PRODUCT LIABILITY AND INSURANCE

         Medical device companies are subject to a risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains liability insurance with coverage of $1.0 million per occurrence and an annual aggregate maximum of $5.0 million. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits, or that such insurance will continue to be available on commercially acceptable terms, or at all.

EMPLOYEES

         As of December 31, 1996, the Company had 173 employees, including 120 in manufacturing, 21 in research, development and regulatory affairs, 17 in sales and marketing, and 15 in administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. Certain of the Company's employees in The Netherlands were covered by a collective labor agreement that was effective through December 31, 1996. As of January 1, 1997, these Netherland employees were no longer covered by a collective labor agreement.

ITEM 2.  PROPERTIES.

PROPERTIES

         Currently, the Company leases approximately 12,000 square feet in Pleasanton, California, which is leased on a month-to-month basis, and approximately 46,000 square feet in Rancho Cordova, California, which is leased through the year 2006. In January 1996, the Company signed a lease through the year 2001 for approximately 4,100 square feet in The Netherlands for its European operations.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages as of February 28, 1997, and their positions are as follows:


NAME                     Age     Position
----                     ---     --------
Roger Salquist.........  55      Chairman of the Board
Reinhard J. Warnking...  48      President, Chief Executive Officer and Director
Michael J. Eberle......  40      Senior Vice President, Engineering
Donald D. Huffman......  50      Vice President, Finance and Administration and
                                 Chief Financial Officer
Clifford Varney........  46      Vice President, Catheter Development and
                                 Manufacturing
Hans De Weerd..........  50      Senior Vice President, European Operations
Richard Hebert.........  40      Vice President, Catheter Manufacturing
Donald Fraley..........  40      Vice President, Sales and Marketing
Adam D. Savakus........  40      Vice President, Clinical and Regulatory Affairs
                                 and Quality Assurance
Thomas E. Black........  41      Vice President, Systems Manufacturing

BACKGROUND


         The principal occupations of each executive officer and key employee of the Company for at least the last five years are as follows:

         Roger Salquist. Mr. Salquist was appointed Chairman of the Board of Directors of the Company in November 1996. Mr. Salquist serves as a Director of and consultant to Calgene, Inc., a Davis, California based agribusiness biotechnology company, where he served as Chairman and Chief Executive Officer from 1984 through August 1996. He serves on the Board of Directors of Collagen Corporation, a publicly-traded biomedical device company. He is also a member of the Boards of two privately-held start-up companies, Balance Pharmaceuticals, Inc. and Puroast Coffee Company, Inc. He served on the board of Celtrix Pharmaceuticals, Inc. from 1990 through 1996 and as Chairman from 1993 through 1995. Mr. Salquist also serves on the Advisory Council of the Stanford University Graduate School of Business and is past Chairman of the International Advisory Board of the University of San Francisco McLaren School of Business. He is a member of the Board of Trustees of the University of San Francisco and is a Trustee of the Fidelity Investments' Charitable Gift Fund.

         Reinhard J. Warnking. Mr. Warnking joined the Company as a director, President and Chief Operating Officer in April 1993. On February 1, 1995, he was appointed Chief Executive Officer. Prior to joining Endosonics, from August 1991 to March 1993 he was the President and Chief Executive Officer of Acoustic Imaging Technology Corporation, a manufacturer of ultrasound systems and transducers and a subsidiary of Dornier, and an Executive Vice President of the Worldwide Dornier ultrasound division. From September 1990 to August 1991, Mr. Warnking started and organized the ultrasound division of Dornier Medizintechnik, GmbH as Executive Vice President. From February 1989 to September 1990, he founded and operated Warnking Medizintechnik GmbH, which was acquired by Dornier in September 1990. From August 1985 to February 1989, he held positions as Technical Director, General Manager and Vice President International for Squibb Medical Systems and Advanced Technology Laboratories.

         Michael J. Eberle. Mr. Eberle joined the Company as Director of Engineering in January 1985. In December 1985, he became a Vice President and Director of Research, with primary responsibility for the development of the Company's products. In 1992, Mr. Eberle became Senior Vice President, Engineering and Chief Technical Officer. Prior to joining Endosonics, Mr. Eberle served as an independent consultant, Manager of Electronic Research and Development at Second Foundation, an ultrasound imaging company, and as a scientist at GEC Hirst Research Center in the United Kingdom.

         Donald D. Huffman. Mr. Huffman joined the Company in July 1995 as Vice President of Finance and Administration and Chief Financial Officer. From July 1990 to July 1995 he was Vice President and Chief Financial Officer of Qualimatrix, Inc., a manufacturer of measurement, imaging and process control systems for a variety of industries. From June 1989 to July 1990 Mr. Huffman was the Director of Treasury, responsible for Corporate Treasury and Administration of Furon Company, a manufacturer of highly engineered plastics and industrial components. Prior to joining Furon in 1989, he was Assistant Treasurer of Alumax Inc., an international manufacturer and marketer of aluminum products.

         Clifford Varney. Mr. Varney became Vice President of Catheter Development and Manufacturing in March 1994. He joined the Company in October 1990 as Director of Catheter Manufacturing. Prior to joining the Company, Mr. Varney was the Vice President, Manufacturing of BSW Technologies, a private automated equipment manufacturing and consulting company from September 1984 to October 1990.

         Hans De Weerd. Dr. De Weerd became Senior Vice President and Managing Director of European Operations effective September 1994. Previously, he was the Managing Director of Du-MED BV, a Dutch company which the Company acquired, from June 1993 to August 1994. Prior to joining Du-MED, he was the Managing Director of EME GmbH, a transcranial Doppler ultrasound company which he acquired for Nicolet Instrument Corporation in July 1992. From April 1983 until July 1992, Dr. De Weerd was with Nicolet Instrument Corporation, a division of Thermo Electron Corporation, in a variety of research and development, new business and general management positions.

         Richard Hebert. Mr. Hebert became Vice President of Catheter Manufacturing in January 1996. He joined the Company in February 1993 as Director of Quality Assurance. Prior to joining Endosonics, Mr. Hebert was Manager of Quality Assurance at Resonex, a manufacturer of magnetic resonance imaging systems, during the period of September 1991 to January 1993. From January 1988 to August 1991, he was employed by Maxoptic, a manufacturer of magneto- optical disk drives, where he was Manager of Process Quality and a Senior Engineer.

         Donald Fraley. Mr. Fraley joined the Company in February 1995, and was appointed Vice President of Sales and Marketing in March 1995. Previously he was the Executive Director of Marketing of Karl Storz Endoscopy America, a company which manufactures and markets endoscopic products, joining them in August 1992. From June 1983 to July 1992, he held various marketing and sales positions with Baxter Healthcare Corporation.

         Adam D. Savakus. Mr. Savakus was appointed Vice President, Clinical and Regulatory Affairs and Quality Assurance in January 1996. Previously, Mr. Savakus was Director of Clinical and Regulatory Affairs since January 1990. Mr. Savakus was a founding member of Endosonics and joined the company as a Research Scientist. Between 1984 and 1990, Mr. Savakus served as Manager of Technical Affairs and as Manager of Project Development. Prior to joining Endosonics, Mr. Savakus was a research scientist at Second Foundation, an ultrasound imaging company.

         Thomas E. Black. Mr. Black joined the Company as Test Engineering Manager in August 1988. In 1989 he became Manager of Systems Manufacturing and was promoted to Director of Systems Manufacturing in 1993. In January 1996, he was appointed Vice President of Systems Manufacturing, with primary responsibility of managing the Company's ultrasound system related departments. Prior to joining EndoSonics he held technical positions within the ultrasound division of General Electric Medical Systems.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ESON" since the Company's initial public offering in March 1992. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.


                                                                      High     Low
                                                                     ------   -----

1995
----
First Quarter......................................................  $ 9.13   $ 6.75
Second Quarter.....................................................   12.25     7.75
Third Quarter......................................................   14.63     8.88
Fourth Quarter.....................................................   16.38    12.75

1996
----
First Quarter......................................................  $18.63   $12.50
Second Quarter.....................................................   19.50    14.50
Third Quarter......................................................   17.75    11.88
Fourth Quarter ....................................................   15.31     9.56


         On March 14, 1997, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $10.00 per share. As of March 14, 1997, there were approximately 135 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future.

         On January 25, 1997, the Company's Board of Directors approved a dividend distribution of one CVD shares for every 25 shares of the Company's Common Stock. The distribution will take place in the second half of 1997 to the Company's stockholders then of record.

ITEM 6. SELECTED FINANCIAL DATA.


                                                             Years ended December 31,
                                          ----------------------------------------------------------------

                                            1992          1993          1994          1995          1996
                                          --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS
DATA:
Product sales .......................     $  5,092      $  4,165      $  6,665      $ 16,175      $ 23,542
License fee .........................          --            --          1,000           --            --
Contract revenue ....................          --            500           353           962           831
                                          ----------------------------------------------------------------
Total revenue .......................        5,092         4,665         8,018        17,137        24,373
Operating expenses:
  Cost of product sales .............        4,730         4,058         4,716        11,270        15,688
  Acquired in-process research and
    development .....................          --          2,000         2,315           488           --
  Other research and development ....        2,464         3,938         8,445         7,127         5,746
  Marketing and sales ...............        1,707         2,961         4,056         5,096         5,411
  General and administrative ........        1,284         2,572         2,757         4,498         4,618
  Restructuring .....................          --            --            --            --            518
                                          ----------------------------------------------------------------
  Total operating expenses ..........       10,185        15,529        22,289        28,479        31,981
                                          ----------------------------------------------------------------
Loss from operations ................       (5,093)      (10,864)      (14,271)      (11,342)       (7,608)
Equity in net loss of CVD ...........          --            --            --            --         (1,621)
Other income (expense):
  Interest income ...................        1,374         1,669         1,124           888         2,269
  Distributorship fees and other
    income (expense) ................            8           (18)          (97)          (18)         (203)
                                          ----------------------------------------------------------------
Total other income, net .............        1,382         1,651         1,027           870         2,066
                                          ----------------------------------------------------------------
Loss before minority interest .......       (3,711)       (9,213)      (13,244)      (10,472)       (7,163)
Minority interest ...................          145           158           --            --            --
Net loss ............................     $ (3,566)     $ (9,055)     $(13,244)     $(10,472)     $ (7,163)
                                          ================================================================
Net loss per share ..................     $   (.42)     $   (.99)     $  (1.38)     $  (1.01)     $   (.53)
                                          ================================================================
Shares used in computing net loss per
share ...............................        8,505         9,166         9,584        10,386        13,395


                                      -------------------------------------------------------
                                                        As of December 31,
                                      -------------------------------------------------------

                                       1992        1993        1994        1995        1996
                                      -------     -------     -------     -------     -------
BALANCE SHEET DATA:
Cash, cash equivalents and short-
term investments ................     $37,709     $30,997     $20,410     $44,395     $40,192

Working capital .................      40,177      32,047      23,517      49,872      44,679

Convertible obligation ..........         --          --          --          750          --
Total assets ....................      42,991      35,280      28,295      56,953      72,039

Total stockholders' equity ......      40,634      33,155      22,268      48,155      66,067

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Annual Report on Form 10-K contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" beginning on page [21].

INTRODUCTION

         Since its inception in 1984, Endosonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its IVUS imaging systems and catheters.

         The Company markets and distributes its IVUS imaging products in the United States, Europe and Japan through relationships with strategic partners, certain other distributors and, to a lesser extent, through a direct sales force. In February 1996, Endosonics and Cordis entered into the Exclusive Distribution Agreement pursuant to which Cordis was granted the exclusive right to distribute Endosonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. The Exclusive Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and Endosonics and a prior distribution agreement between Endosonics Nederland B.V., a wholly owned subsidiary of Endosonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from Endosonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell Endosonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with Endosonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from Endosonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by Endosonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods. In connection with the execution of the Exclusive Distribution Agreement, the Company issued 350,877 shares of its Common Stock to Cordis in a private placement transaction for an aggregate purchase price of approximately $5,000,000. The Company has since registered the shares of Common Stock issued to Cordis. The Company and Cordis are currently in discussions with regard to amending the Exclusive Distribution Agreement to cover both South America and Japan. See "-- Dependence on Strategic Relationships, Reliance on Cordis."

         CardioVascular Dynamics, Inc., formerly an 84%-owned subsidiary of the Company's, designs, develops, manufactures and markets catheters used to treat certain vascular diseases. CVD's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. CVD's proprietary FOCAL and Multiple Microporous Membrane ("M3") technologies enable physicians to deliver therapeutic radial force, stents, drugs or contrast media accurately and effectively to the treatment site in addition to allowing the perfusion of blood during an interventional procedure. CVD's catheters are designed to address three principal challenges facing cardiologists: restenosis of a treated vessel, chronic total occlusions and acute reclosure of a vessel during or soon after a procedure. CVD completed its initial public offering in June of 1996 and, as a result, its assets, liabilities and results of operations are no longer included in the Company's consolidated financial statements. The Company currenty holds approximately 45% of the outstanding shares of the Common Stock of CVD and accounts for its investment on the equity method.

         The Company's business strategy includes acquiring related businesses, products or technologies. In January 1997, the Company entered into an agreement to acquire Cardiometrics, Inc. through the merger of a wholly-owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly-owned subsidiary of the Company. The Company expects to incur an approximate $40 million dollar in-process research and development charge as a result of the acquisition. The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could materially adversely affect the Company's business, financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions and the amortization periods for such costs will be over the useful lives of such assets, which range from two years to eight years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

         The Company acquired Du-MED BV ("Du-MED") in 1994 in order to obtain micromotor IVUS technology and subsequently established the Company's European headquarters at Du-MED's facility in The Netherlands.

         In 1993, the Company introduced both its Oracle Imaging System, a platform upgrade from its previous system, and enhanced imaging catheters. The Company also commenced the Pinnacle Development Project, which involved the development of new IVUS technology and resulted in the Five-64 catheter line and an enhanced Oracle Imaging System. The Company announced the receipt of FDA approval to market these products in October 1995. In addition, the Company announced the receipt of a PMA to market its FOCAL catheter in October 1995. CVD began sales of the FOCAL catheter commenced in 1995. The Company began commercial sales of the enhanced Oracle Imaging System in the fourth quarter of 1995 and began commercial sales of the Five-64 catheter line in the first quarter of 1996. The Company is currently expanding its manufacturing capacity for these new products. See "Business -- Manufacturing". The Company's financial results will be affected in the future by certain factors, including the scaling up of manufacturing for the Company's Five-64 catheter line, market acceptance of the Company's new products and the revenue mix between sales of imaging systems and catheters and changes in government regulation regarding third-party reimbursement applicable to the Company's System and Products. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 WITH THE YEAR ENDED DECEMBER 31, 1995

CVD's results of operations were consolidated in the Company's results through June 19, 1996, and accounted for on the equity method thereafter. (See Notes 3 and 4 to Consolidated Financial Statements.)

         Total Revenue. Total revenue in 1996 increased by 42% to approximately $24.4 million from approximately $17.1 million in 1995. This increase was principally the result of an increase in IVUS sales in the United States and Europe.

         Sales of the Company's digital all-electronic IVUS imaging system and catheters accounted for approximately 83% of total revenue. Sales of the Oracle Imaging System and catheters were approximately $20.4 million in 1996 as compared to approximately $12.7 million in 1995, an increase of 58%. The increase is due both to the growth of the overall market for IVUS imaging products and increased sales under the Company's distribution agreements with Cordis and, to a lesser extent, with Fukuda.

         Total revenue from CVD was approximately $3.8 million for the period from January 1, 1996 to the date of the CVD Initial Public Offering (see Notes 3 and 4), as compared to approximately $4.1 million for all of 1995.

         Currently, a majority of the Company's sales of IVUS products consists of sales of the Company's IVUS imaging systems. The Company currently anticipates that sales of IVUS imaging catheters will increase as a percentage of total sales of IVUS products in future periods as the Company's installed base grows. In 1996, export sales as a percentage of total revenue increased to 69% as compared to 58% in 1995. The Company currently anticipates that export sales will continue to represent a substantial portion of the Company's total revenue in future periods.

         Cost of Product Sales. Cost of product sales as a percentage of product sales decreased to approximately 67% in 1996 from 70% in 1995. Cost of sales as a percentage of product sales in 1996 was reduced principally by improved manufacturing efficiencies. Gross profit margins on product sales improved to 33% in 1996 as compared to 30% in 1995.

Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

         Acquired In-process Research, Development and Clinical. The Company recorded no acquired in-process research, development and clinical expenses in 1996 compared to $488,000 in 1995. In June 1995, Endosonics recorded a non-cash charge of $488,000, reflecting the final payment in connection with the 1993 acquisition of CVD.

        Other Research, Development and Clinical. Other research, development and clinical expenses decreased by 19% to approximately $5.7 million in 1996 from approximately $7.1 million in 1995 due to a decrease in expenses related to the Pinnacle Development Project and reimbursement from Cordis Corporation for joint Research and Development projects, offset by continued investment in CVD's infrastructure to launch and produce its new products until its initial public offering in June of 1996. As a percentage of total revenues, these expenses decreased to 29% for 1996 from 42% in 1995. These expenses decreased by 20% from $5.4 million to $4.3 million for the IVUS business.

         Marketing and Sales. Marketing and sales expenses increased by 6% to approximately $5.4 million in 1996 as compared to approximately $5.1 million in 1995, primarily due to higher costs associated with increased staffing and marketing programs in Europe and the United States to support higher sales levels. As a percentage of total revenue, marketing and sales expenses decreased to 22% in 1996 as compared to 30% in 1995 due to increased revenues. Marketing and sales expenses for the IVUS business increased 20% from $3.5 million in 1995 to $4.2 million in 1996.

         General and Administrative. General and administrative expenses increased by 3% to approximately $4.6 million in 1996 from approximately $4.5 million in 1995. This increase is attributable to an overall increase in the Company's level of operations; however, general and administrative expenses decreased to 20% of total revenue in 1996 from 26% of total revenue in 1995. These expenses for the IVUS business were $4.1 million for 1996 compared with $3.2 million in 1995, a 28% increase.

         Other Income, Net. Other income increased to approximately $2.1 million in 1996 from approximately $.9 million in 1995, primarily due to a higher level of interest income.

         Net Loss. Net loss decreased to approximately $7.2 million, or $0.53 per share, in 1996 as compared to a net loss of approximately $10.5 million, or $1.01 per share, in 1995. For the IVUS business, net loss decreased 25% from $8.1 million to $6.1, $0.78 per share versus $0.45 per share.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 WITH THE YEAR ENDED DECEMBER 31, 1994

         Total Revenue. Total revenue in 1995 increased by 114% to approximately $17.1 million from approximately $8.0 million in 1994. This increase was principally the result of an increase in IVUS sales in the United States and Europe.

         Sales of the Company's digital all-electronic IVUS imaging system and catheters accounted for approximately 74% of total revenue. Sales of the Oracle Imaging System and catheters were approximately $12.7 million in 1995 as compared to approximately $5.6 million in 1994. The increase is due both to the growth of the overall market for IVUS imaging products and increased sales under the Company's distribution agreements with Cordis and, to a lesser extent, with Fukuda.

         Total revenue from CVD was approximately $4.1 million in 1995 as compared to approximately $2.4 million in 1994. This increase was primarily the result of the commencement of production and sale of a new line of advanced therapeutic catheters.

         Currently, a majority of the Company's sales of IVUS products consists of sales of the Company's IVUS imaging systems. The Company currently anticipates that sales of IVUS imaging catheters will increase as a percentage of total sales of IVUS products in future periods as the Company's installed base grows. In 1995, export sales as a percentage of total revenue decreased to 58% as compared to 67% in 1994. The Company currently anticipates that export sales will continue to represent a substantial portion of the Company's total revenue in future periods.

         Cost of Product Sales. Cost of product sales as a percentage of product sales decreased to approximately 70% in 1995 from 71% in 1994. Cost of sales as a percentage of product sales in 1995 was reduced principally by improved manufacturing efficiencies, offset by expenses of $664,000 related to the voluntary recall of its Visions IVUS imaging catheters in the first quarter of 1995 due to manufacturing defects. The recall negatively impacted the ability of the Company to sell catheters during the first quarter of 1995 due to production capacity limitations associated with the replacement of these defective catheters. Gross profit margins improved to 30% in 1995 as compared to 29% in 1994 despite the negative impact of the voluntary product recall. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

         Acquired In-process, Research Development and Clinical. Acquired in-process research, development and clinical expenses decreased to $488,000 in 1995 from approximately $2.3 million in 1994. In June 1995, Endosonics recorded a non-cash charge of $488,000, reflecting the final payment in connection with the 1993 acquisition of CVD. On August 12, 1994, Endosonics acquired all of the capital stock of Du-MED. The excess of Endosonics' cost over the fair values assigned to the net assets of Du-MED acquired in the amount of approximately $2.3 million was charged to acquired in-process research, development and clinical expenses in the quarter ended September 30, 1994, because the principal assets acquired are products still in the development stage that have not yet received regulatory approval.

         Other Research, Development and Clinical. Other research, development and clinical expenses decreased by 16% to approximately $7.1 million in 1995 from approximately $8.4 million in 1994 due to a decrease in expenses related to the Pinnacle Development Project, offset by continued investment in CVD's infrastructure to launch and produce its new catheters.

         Marketing and Sales. Marketing and sales expenses increased by 26% to approximately $5.1 million in 1995 as compared to approximately $4.1 million in 1994, primarily due to higher costs associated with increased staffing and marketing programs in Europe and the United States to support higher sales levels. As a percentage of total revenue, marketing and sales expenses decreased to 30% in 1995 as compared to 51% in 1994 due to increased revenues.

         General and Administrative. General and administrative expenses increased by 63% to approximately $4.5 million in 1995 from approximately $2.8 million in 1994. This increase is attributable to an overall increase in the Company's level of operations; however, general and administrative expenses decreased to 26% of total revenue in 1995 from 34% of total revenue in 1994.

         Other Income, Net. Other income decreased to approximately $.9 million in 1995 from approximately $1.0 million in 1994, primarily due to a lower level of interest income.

         Net Loss. Net loss decreased to approximately $10.5 million, or $1.01 per share, in 1995 as compared to a net loss of approximately $13.2 million, or $1.38 per share, in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had cash, cash equivalents and short-term investments of $40.2 million and no borrowings or credit facilities. Net cash used in operations was $4.1 million in 1996, as compared to $12.2 million in 1995. Cash used in operating activities includes funding the operating loss partially offset by decreases in accounts receivable and inventory versus 1995 levels, and increases in current liabilities. The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing, and working capital purposes, prior to achieving positive cash flow from operations. The Company believes that its existing cash, cash equivalents, and short-term investments as of December 31, 1996 will be sufficient to meet the Company's operating expenses and capital requirements through 1997. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company. See "Future Operating Results -- History of Operating Losses; Anticipated Future Losses."

TAX MATTERS

         As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $38 million and $9 million, respectively. The Company also had federal research and development tax credit carryforwards of approximately $1,060,000. The net operating loss and credit carryforwards began expiring and will continue to expire at various dates beginning in 1996 through 2011 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

RISK FACTORS

         History of Operating Losses; Anticipated Future Losses. The Company was founded in 1984 and has experienced annual operating losses since its inception. The Company's accumulated deficit at December 31, 1996 was approximately $58 million. The Company expects to continue to incur operating losses through 1997 and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. Although the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its liquidity requirements through 1998, there can be no assurance that the Company will not require additional financing or that such financing, if required, will be available on satisfactory terms, if at all.

         Acquisitions. The Company's business strategy includes acquiring related businesses, products or technologies. In January 1997, the Company entered into an agreement to acquire Cardiometrics, Inc. through the merger of a wholly-owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly-owned subsidiary of the Company. The Company expects to incur an approximate $40 million dollar in-process research and development charge as a result of the such acquisition. The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could materially adversely affect the Company's business, financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions and the amortization periods for such costs will be over the useful lives of such assets, which range from two years to eight years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

         Uncertainty of Market Acceptance. Although external ultrasound imaging and balloon angioplasty are widely used technologies, the use of IVUS imaging in connection with interventional cardiology is relatively new. The commercial success of the Company's products will depend upon their acceptance by the medical community as a useful, cost-effective component of interventional cardiovascular and peripheral vascular procedures. IVUS imaging is used in conjunction with angioplasty and other intravascular procedures such as vascular stenting. Accordingly, the medical community must determine that the information obtained from the use of the Company's ultrasound products will increase the safety or effectiveness or lower the overall cost of the care being provided and that the value of such information justifies the incremental expense of obtaining IVUS imaging. In addition, market acceptance of the Company's combination balloon angioplasty/IVUS imaging catheters will depend, among other things, on a determination by the medical community that the efficacy of the therapeutic component of the Company's combination catheters is at least comparable to that of competing non-imaging angioplasty catheters and other types of therapy. Although IVUS imaging devices have been available for over ten years, the market for such products has remained relatively small. Although the Company believes the benefits of IVUS imaging can be demonstrated, there can be no assurance that the benefits will be considered sufficient by the medical community to enable the Company's products to achieve widespread market acceptance. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products."

         Dependence on Strategic Relationships; Reliance on Cordis. In February 1996, Endosonics and Cordis entered into the Exclusive Distribution Agreement pursuant to which Cordis was granted the exclusive right to distribute Endosonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. The Exclusive

Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and Endosonics and a prior distribution agreement between Endosonics Nederland B.V., a wholly owned subsidiary of Endosonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from Endosonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell Endosonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with Endosonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from Endosonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by Endosonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods. The Company and Cordis are currently in discussions with regard to amending the Exclusive Distribution Agreement to cover both South America and Japan.

         In light of the Company's exclusive distribution relationship with Cordis, the Company's revenue from sales of IVUS imaging products will depend substantially on the distribution capabilities of Cordis. Further, in recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. There can be no assurance that the Company will be able to maintain its relationship with Cordis or replace Cordis in the event the Company's relationship with Cordis would be terminated. In the event of such a termination, the Company's ability to distribute its IVUS imaging products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on New Products; Rapid Technological Change. The medical device industry generally, and the IVUS imaging device market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. The Company's future success will depend upon its ability to develop and introduce new products that address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that achieve market acceptance or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products.

         In October 1995, the Company announced the receipt of approval from the FDA to market its Five-64 diagnostic catheters, which are designed to enhance image quality and reduce manufacturing cost relative to the Company's Oracle-Micro(TM) catheter line. The Company introduced the Five-64 diagnostic catheters in November 1995 and commenced commercial shipments of these catheters in the first quarter of 1996. Any failure to meet this schedule could have a material adverse effect on the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed by the Company, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products prior to the Company. Furthermore, there can be no assurance that the Company's products will not be rendered obsolete as a result of future innovations. See "Business -- Products."

         Dependence on International Sales. The Company derives, and expects to continue to derive, a significant portion of its revenue from international sales. In 1994, 1995 and 1996, the Company's international sales were $5.4 million, $9.9 million and $16.9 million, respectively, or 67%, 58% and 69% of total revenue. Therefore, a significant portion of the Company's revenues will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

         Limited Manufacturing Experience. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's GMP regulations, ISO 9001 and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. CVD has limited experience producing its products in commercial quantities. In addition, the Company intends to establish an automated manufacturing process for its Five-64 catheter line in Rancho Cordova, California. Manufacturers often encounter difficulties in scaling up production of new products and integrating automation equipment, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to fully integrate automation into the manufacturing process for the Five-64 catheter line in a timely manner, or to timely increase production volumes of the Five-64 catheter line, would materially adversely affect the Company's business, financial condition and results of operation. The Company instituted two voluntary product recalls in 1994 due to manufacturing defects in its Visions(TM) IVUS imaging catheter line. There can be no assurance that defects will not occur in the Company's products in the future. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with GMP, ISO 9001 or other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company purchases many standard and custom built components from independent suppliers, and contracts with third parties for certain specialized electronic component manufacturing processes. Most of these purchased components and processes are available from more than one vendor. However, the manufacturing of the connection points on the integrated circuit microchips is currently performed by a single vendor. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any supply interruption from this single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have an adverse effect on the Company's business, financial condition and results of operations. See "Business --Manufacturing" and "-- Government Regulation."

         Limitations on Third-Party Reimbursement. In the United States, the Company's products are purchased primarily by medical institutions, which then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the health care services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the DRG established by the U.S. HCFA. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Currently, there are no established DRGs covering diagnostic IVUS imaging procedures. Reimbursement of balloon angioplasty procedures is covered under a DRG, but because the amount of reimbursement is fixed, the amount of potential profit relating to the procedure is reduced to the extent the physician performs additional procedures such as IVUS imaging or uses a more expensive product which combines IVUS imaging with therapeutic capabilities. Accordingly, physicians must determine that the clinical benefits of IVUS imaging justify the additional cost. Although the Company believes that less invasive procedures generally provide less costly overall therapies as compared to alternative surgical procedures, there can be no assurance that reimbursement for such less invasive procedures will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

         The market for the Company's products could be adversely affected by changes in governmental and private third-party payors' policies. Capital costs for medical equipment purchased by hospitals are currently reimbursed separately from DRG payments. Recent federal legislation reduced capital cost reimbursements under the Medicare capital cost pass-through system. The legislation requires that the aggregate amount of reimbursements in fiscal years 1992 through 1995 be reduced by approximately 10% per year. Such reductions have had an adverse impact on reimbursements to hospitals for the capital cost of equipment such as the Oracle Imaging System. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company. See "Business -- Third-Party Reimbursement."

         Competition. Competition in the market for devices used in the diagnosis and treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. The interventional cardiology market is characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's digital, all-electronic IVUS imaging catheters compete with mechanical ultrasound devices manufactured by CVIS and Hewlett-Packard. Both CVIS and Hewlett-Packard are significantly larger than the Company, have significantly greater financial, sales and marketing and technical resources available and have significantly larger installed bases of imaging systems. These competitors have also developed IVUS imaging products with high quality images and the Company believes that its competitive position is dependent upon its ability to establish its reputation as a producer of high quality IVUS imaging products. There can be no assurance that these companies are not currently developing, or will not attempt to develop, combination balloon angioplasty/IVUS imaging catheters that would compete with the Company's combination balloon angioplasty/IVUS imaging products. Moreover, companies currently engaged in the manufacture and marketing of non-imaging angioplasty catheters could attempt to expand their product lines to include combination balloon angioplasty/IVUS imaging products.

         The Company's combination balloon angioplasty/IVUS imaging catheters compete or will compete with therapeutic catheters marketed by a number of manufacturers, including ACS, SciMed, Cordis, Medtronic, Inc. ("Medtronic"), and Schneider USA, a subsidiary of Pfizer, Inc. ("Schneider"). Such companies have substantial resources, established market positions, and significantly larger sales and marketing organizations. In addition, the Company faces competition from manufacturers of atherectomy devices, vascular stents and pharmaceutical products intended to treat cardiovascular disease. See "Business -- Competition."

         Reliance on Patents and Proprietary Technology; Risk of Patent Infringement. The Company holds six issued United States patents and has other United States and several foreign patent applications pending covering various aspects of its IVUS imaging technology. No assurance can be given, however, that the Company's patent applications will issue as patents or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Although the Company attempts to ensure that its products do not infringe other party's patents and proprietary rights, there can be no assurance that its products do not infringe such patents or rights. The interventional cardiovascular market has been characterized by substantial litigation regarding patent and other intellectual property rights. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of any such patents or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be so on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality and non-disclosure agreements with its employees and consultants. There can be no assurance that the confidentiality of such trade secrets or proprietary information will be maintained by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Litigation may be necessary to defend against claims of infringement or invalidity, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company. See "Business -- Patents and Proprietary Technology."

         Government Regulation. The manufacturing and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and in other countries. The Company believes that its success will be significantly dependent upon commercial sales of improved versions of its imaging systems and catheter products. The Company will not be able to market these new products in the United States unless and until the Company obtains approval from the FDA.

         If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, or to a device that the FDA has found to be substantially equivalent to a legally marketed pre-1976 device, the manufacturer may seek clearance from the FDA to market the device by filing a premarket notification with the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)"). There can be no assurance that 510(k) clearance for any future product or modification of an existing product will be granted or that the process will not be unduly lengthy. All of the 510(k) clearances received for the Company's catheters were based on substantial equivalence to legally marketed pre-1976 devices. Review of the substantially equivalent pre- 1976 devices on which the 510(k) clearances for the Company's catheters were based and any resulting restrictions on the Company or requirements imposed to present additional data could have a material adverse effect on the Company's business, financial condition and results of operations.

         If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and frequently requires the submission of clinical data. It is expected that certain of the Company's combination angioplasty/IVUS imaging products under development will be subject to this PMA process. Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory approval of the Company's products. Delays in receipt of approvals, failure to receive approvals or the loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is also required to register as a medical device manufacturer with the FDA and certain state agencies, such as the Food and Drug Branch of CDHS. As such, the Company is inspected on a routine basis by both the FDA and the CDHS for compliance with the GMP regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. Specifically, the Company's FOCAL balloon catheters are approved in certain European countries. The Company believes that these catheters are being used in those countries principally for deployment of coronary stents and balloon angioplasty. In October 1995, Endosonics received FDA approval to market CVD's line of FACT catheters, which utilize the FOCAL technology, for coronary balloon angioplasty. Without specific FDA approval for use in stent deployment, these catheters may not be marketed by the Company in the United States for such use. If the FDA believes that a company is not in compliance with applicable laws and regulations, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees.

         The Company is also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products" and "-- Government Regulation."

         International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. The Company typically relies on its distributors in such foreign countries to obtain the requisite regulatory approvals. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

        The Company is in the process of implementing policies and procedures which are intended to allow the Company to receive ISO 9001 qualification of its processes. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9001 certification is one of the CE mark certification requirements. Failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union. In Europe, the Company has obtained ISO 9002 as of January 1997. There can be no assurance that the Company will be successful in meeting certification requirements.

         Potential Product Liability; Limited Insurance. The Company faces the risk of financial exposure to product liability claims. The Company's products are often used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. The Company maintains product liability insurance with coverage limits of $1.0 million per occurrence and $5.0 million per year in the aggregate. There can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. There can be no assurance that the Company will not incur significant product liability claims in the future. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of the Company's products as well as the Company's ability to obtain and maintain regulatory approval for its products. See "Business -- Product Liability and Insurance."

         Volatility of Stock Price.
    The Company's Common Stock has experienced and can be expected to continue to experience substantial price volatility in response to actual or anticipated quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments related to patents or other intellectual property rights, developments in the Company's relationships with its customers, distributors or suppliers, acquisitions or divestitures of other companies in the health care industry, and other events or factors. In addition, any shortfall or changes in revenue, gross margins, earnings, or other financial results from analysts' expectations could cause the price of the Company's Common Stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market price of many technology and health care companies and which have often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 8. FINANCIAL STATEMENTS

                                                                            Page

         Report of Ernst & Young LLP, Independent Auditors

         Financial Statements
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         The financial statement schedule listed under Part IV, Item 14, is filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 23, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 23, 1997. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 23, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 23, 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) The following documents are filed as a part of this Annual Report on Form 10-K:


         1. Financial Statements of the Company.

            Report of Ernst & Young LLP, Independent Auditors
            Consolidated Balance Sheets - December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended
              December 31, 1994, 1995 and 1996
            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1994, 1995 and 1996
            Notes to Consolidated Financial Statements for the years ended
              December 31, 1994, 1995 and 1996

         2. Financial Statement Schedule.

            II - Valuation and Qualifying Accounts

            Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.

         3. Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

(c)      Exhibits.

2.1(1) Agreement and Plan of Reorganization dated as of June 9, 1993 among the Company, Endosonics Acquisition Corporation and CardioVascular Dynamics, Inc. ("CVD").
2.2(1) First Amendment dated as of June 30, 1993 to the Agreement and Plan of Reorganization among the Company, Endosonics Acquisition Corporation and CVD.
2.3(8) Agreement and Plan of Reorganization between Endosonics and Cardiometrics, Inc.
3.1(2)   Certificate of Incorporation.
3.2(4)   Amended Bylaws.
4.1(2)   Specimen Certificate of Common Stock.
4.2(3)   Loan and Warrant Purchase Agreement dated May 19, 1988.
10.1(3) Series F Preferred Stock Purchase Agreement dated February 1, 1991 between the Company and Esaote Biomedica S.p.A. ("Esaote") and Registration Rights and Right of First Offer Agreement.

10.2(3) Distribution Agreement dated February 28, 1990 between the Company and Fukuda Denshi Co., Ltd.
10.3(3) Distribution Agreement dated as of January 31, 1991 between the Company and Esaote.
10.4(3) Line of Credit Agreement between the Company and Wells Fargo Bank, N.A. dated November 19, 1990.
10.5(3) Lease dated October 31, 1991 between the Company and Olympia Investments, Inc. for the Pleasanton facilities.
10.6(3) Lease dated May 1, 1990 between the Company and Commonwealth Growth Fund I and the Rancho Cordova facilities and Amendment to Lease dated January 9, 1992.
10.7(3) 1988 Stock Option Plan and forms of a Stock Option Agreement and a Stock Purchase Agreement.
10.8(3) 1984 Restricted Stock Purchase Plan and form of a Stock Purchase Agreement.
10.9(3) Form of Indemnification Agreement between the Company and directors of the Company.
10.10(5) Form of Domestic Distribution Agreement.
10.11(4) Supplemental Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD.
10.12(4) Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD.
10.13(4) Product Development Agreement dated June 5, 1992, by and between the
         Company and CVD.
10.14(6) Distribution Agreement dated May 28, 1993 between CVD and Fukuda Denshi
         Co., Ltd.
10.15(6) Micro Motor Catheter and Instrument Development Agreement, Funding and
         Option Agreement, Escrow and License agreement, and Distribution Agreement dated October 1993 between the Company and Du-MED.
10.16(9) Stock Purchase and Technology License Agreement dated September 10,
         1994 by and among Endosonics, CVD and SCIMED Life Systems, Inc. 10.17(9) Exclusive Distribution Agreement dated November 1, 1994 between Cordis
         S.A. and Endosonics, as amended on December 20, 1994.
10.18(7) Imaging/Therapeutic Combination Devices Development Agreement dated as of February 2, 1996 by and between Cordis Corporation ("Cordis") and the Company.
10.19(7) Exclusive Distribution Agreement dated February 2, 1996 by and between
         Cordis and the Company.
10.20    Shareholder Agreement dated June 19, 1996 between Endosonics and CVD.
10.21    License Agreement dated February 6, 1997 between Endosonics and CVD.
23.1     Consent of Ernst & Young LLP, Independent Auditors.
24.1     Power of Attorney. (Reference is made to page 33 of this Annual
         Report on Form 10-K.)
27.1     Financial Data Schedule.

----------
*        Confidential Treatment Requested.

(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-19880) filed with the Commission on July 14, 1993.

(2) Filed as an exhibit to the Company's Registration Statement on Form 8-B filed with the Securities and Exchange Commission (the "Commission") on September 25, 1992 and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-45280) filed with the Securities and Exchange Commission on January 24, 1992 (the "Registration Statement") and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 31, 1993.

(5) Filed as Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-45280) filed with the Commission on February 25, 1992 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 24, 1994.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K/A (File No. 0-19880) filed with the Commission on July 29, 1996.

(8) Filed as an exhibit to the Company's Form 8-K (File No. 0-19880) filed with the Commission on February 10, 1997 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 21, 1995.

(d)      1. Financial Statement Schedule.

            II - Valuation and Qualifying Accounts

         2. Financial Statements of the Company

            Report of Ernst & Young LLP, Independent Auditors
            Consolidated Balance Sheets - December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended
             December 31, 1994, 1995 and 1996
            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996
            Consolidated Statements of Cash Flows for the years ended
             December 31, 1994, 1995 and 1996
            Notes to Consolidated Financial Statements for the years ended
             December 31, 1994, 1995 and 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENDOSONICS CORPORATION


Date:  March 18, 1997           By: _______________________________
                                    Reinhard J. Warnking
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                By: _______________________________
                                    Donald D. Huffman
                                    Vice President, Finance and Administration
                                    (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Reinhard J. Warnking and Donald D. Huffman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                                    Date
---------                 -----                                                    ----

                          President, Chief Executive Officer and Director          March __, 1997
------------------------- (Principal Executive Officer)
Reinhard J. Warnking


                          Vice President, Finance and Administration               March __, 1997
------------------------- (Principal Financial and Accounting Officer)
Donald D. Huffman


                          Chairman of the Board of Directors                       March __, 1997
-------------------------
Roger Salquist

                          Director
-------------------------                                                          March __, 1997
Thomas J. Cable

                          Director
-------------------------                                                          March __, 1997
William G. Davis

                          Director
-------------------------                                                          March __, 1997
Michael R. Henson

                          Director
-------------------------                                                          March __, 1997
Edward M. Leonard

                          Director
-------------------------                                                          March __, 1997
Paul R. Norris

                          Director
-------------------------                                                          March __, 1997
David H. Rammler

                                  EXHIBIT INDEX



                                                                                     Sequentially
                                                                                       Numbered
Exhibit  Description                                                                     Page
-------  -----------                                                                 ------------

2.1(1)   Agreement and Plan of Reorganization dated as of June 9, 1993 among the
         Company, Endosonics Acquisition Corporation and CardioVascular
         Dynamics, Inc. ("CVD") .....................................................
2.2(1)   First Amendment dated as of June 30, 1993 to the Agreement and Plan of
         Reorganization among the Company, Endosonics Acquisition Corporation and CVD ....................................................................
2.3(8)   Agreement and Plan of Reorganization between Endosonics and
         Cardiometrics, Inc. ........................................................
3.1(2)   Certificate of Incorporation ...............................................
3.2(4)   Amended Bylaws .............................................................
4.1(2)   Specimen Certificate of Common Stock .......................................
4.2(3)   Loan and Warrant Purchase Agreement dated May 19, 1988 .....................
10.1(3)  Series F Preferred Stock Purchase Agreement dated February 1, 1991 between the Company and Esaote Biomedica S.p.A. ("Esaote") and
         Registration Rights and Right of First Offer Agreement .....................
10.2(3)  Distribution Agreement dated February 28, 1990 between the Company and
         Fukuda Denshi Co., Ltd .....................................................
10.3(3)  Distribution Agreement dated as of January 31, 1991 between the Company and Esaote. ................................................................
10.4(3)  Line of Credit Agreement between the Company and Wells Fargo Bank, N.A.
         dated November 19, 1990 ....................................................
10.5(3)  Lease dated October 31, 1991 between the Company and Olympia
         Investments, Inc. for the Pleasanton facilities ............................
10.6(3)  Lease dated May 1, 1990 between the Company and Commonwealth Growth
         Fund I and the Rancho Cordova facilities and Amendment to Lease dated
         January 9, 1992 ............................................................
10.7(3)  1988 Stock Option Plan and forms of a Stock Option Agreement and a
         Stock Purchase Agreement ...................................................
10.8(3)  1984 Restricted Stock Purchase Plan and form of a Stock Purchase
         Agreement ..................................................................
10.9(3)  Form of Indemnification Agreement between the Company and a director of the Company ................................................................
10.10(5) Form of Domestic Distribution Agreement ....................................
10.11(4) Supplemental Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD ................................................
10.12(4) Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD ....................................................................
10.13(4) Product Development Agreement dated June 5, 1992, by and between the
         Company and CVD ............................................................
10.14(6) Distribution Agreement dated May 28, 1993 between CVD and Fukuda Denshi
         Co., Ltd ...................................................................
10.15(6) Micro Motor Catheter and Instrument Development Agreement, Funding and
         Option Agreement, Escrow and License agreement, and Distribution
         Agreement dated October 1993 between the Company and Du-MED ................
10.16(9) Stock Purchase and Technology License Agreement dated September 10,
         1994 by and among Endosonics, CVD and SCIMED Life Systems, Inc .............
10.17(9) Exclusive Distribution Agreement dated November 1, 1994 between Cordis
         S.A. and Endosonics, as amended on December 20, 1994 .......................
10.18(7) Imaging/Therapeutic Combination Devices Development Agreement dated as of February 2, 1996 by and between Cordis Corporation ("Cordis") and the
         Company ....................................................................

                                                                                     Sequentially
                                                                                       Numbered
Exhibit  Description                                                                     Page
-------  -----------                                                                 ------------
10.19(7) Exclusive Distribution Agreement dated February 2, 1996 by and between
         Cordis and the Company ....................................................
10.20    Shareholder Agreement dated June 19, 1996 between Endosonics and CVD ......
10.21    License Agreement dated February 6, 1997 between Endosonics and CVD .......
23.1     Consent of Ernst & Young LLP, Independent Auditors ........................
24.1     Power of Attorney (Reference is made to page 33 of this Annual
         Report on Form 10-K.) .....................................................
27.1     Financial Data Schedule ...................................................

----------

*        Confidential Treatment Requested.


(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-19880) filed with the Commission on July 14, 1993.

(2) Filed as an exhibit to the Company's Registration Statement on Form 8-B filed with the Securities and Exchange Commission (the "Commission") on September 25, 1992 and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-45280) filed with the Securities and Exchange Commission on January 24, 1992 (the "Registration Statement") and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 31, 1993.

(5) Filed as Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-45280) filed with the Commission on February 25, 1992 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 24, 1994.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K/A (File No. 0-19880) filed with the Commission on July 29, 1996.

(8) Filed as an exhibit to the Company's Form 8-K (File No. 0-19880) filed with the Commission on February 10, 1997 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 21, 1995.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors......................................  F-2
Consolidated Balance Sheets............................................................  F-3
Consolidated Statements of Operations..................................................  F-4
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)...............  F-5
Consolidated Statements of Cash Flows..................................................  F-6
Notes to Consolidated Financial Statements.............................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
EndoSonics Corporation

We have audited the accompanying consolidated balance sheets of EndoSonics Corporation as of December 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EndoSonics Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP

Sacramento, California
February 14, 1997

                          CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
(In thousands, except share and per share amounts)                                        1996                 1995
=======================================================================================================================
ASSETS

Current assets:
  Cash and cash equivalents                                                               $ 34,943         $    36,757
  Short-term investments                                                                     5,249               7,638
  Trade accounts receivable, net of allowance for doubtful accounts of
    $646 and $360 at December 31, 1996 and 1995, respectively                                5,682               5,852
  Inventories                                                                                3,572               4,046
  Accrued interest receivable and other current assets                                       1,202                 973
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        50,648              55,266

Property and equipment, net                                                                  1,947               1,687
Investment in Cardio Vascular Dynamics, Inc.                                                19,444                  -
-----------------------------------------------------------------------------------------------------------------------
                                                                                          $ 72,039         $    56,953
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                   $  5,969         $     5,394
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    5,969               5,394

Deferred distributorship fee revenue                                                             3                 154
Convertible obligation                                                                          -                  750

Commitments
Minority interest                                                                               -                2,500

Stockholders' equity:
  Convertible preferred stock, $.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding                                               -                   -
  Common stock, $.001 par value; 25,000,000 shares authorized,
     13,522,572 and 12,831,512 shares issued and outstanding as of
     December 31, 1996 and 1995, respectively                                                   14                  13
  Additional paid-in capital                                                               124,024              98,989
  Accumulated deficit                                                                      (58,000)            (50,837)
  Unrealized gain (loss) on available-for-sale securities                                        1                  (7)
  Foreign currency translation                                                                  28                  (3)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                  66,067              48,155
-----------------------------------------------------------------------------------------------------------------------
                                                                                          $ 72,039         $    56,953
=======================================================================================================================

See accompanying notes

                     CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------
                                                                              Years ended December 31,
(In thousands, except share and per share amounts)                      1996                1995                 1994
========================================================================================================================
Revenues:
 Product sales                                                       $   23,542          $   16,175           $   6,665
 License fee                                                                 -                   -                1,000
 Contract revenue                                                           831                 962                 353
------------------------------------------------------------------------------------------------------------------------
Total revenue                                                            24,373              17,137               8,018

Operating expenses:
 Cost of product sales                                                   15,688              11,270               4,716
 Acquired in-process research, development and clinical                      -                  488               2,315
 Other research, development and clinical                                 5,746               7,127               8,445
 Marketing and sales                                                      5,411               5,096               4,056
 General and administrative                                               4,618               4,498               2,757
 Restructuring                                                              518                  -                   -
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 31,981              28,479              22,289
------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                     (7,608)            (11,342)            (14,271)

Equity in net loss of CardioVascular Dynamics, Inc.                      (1,621)                 -                   -

Other income (expense):
 Interest income                                                          2,269                 888               1,124
 Distributorship fees and other income (expense)                           (203)                (18)                (97)
------------------------------------------------------------------------------------------------------------------------
Total other income, net                                                   2,066                 870               1,027
------------------------------------------------------------------------------------------------------------------------
Net loss                                                             $   (7,163)         $  (10,472)          $ (13,244)
========================================================================================================================
Net loss per share                                                   $    (0.53)         $    (1.01)          $   (1.38)
========================================================================================================================
Shares used in computing net loss per share                          13,394,728          10,386,549           9,583,693
========================================================================================================================

See accompanying notes

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                               UNREALIZED
                                     CONVERTIBLE                                             GAIN (LOSS) ON
                                   PREFERRED STOCK    COMMON STOCK     ADDITIONAL              AVAILABLE-   FOREIGN      TOTAL
(IN THOUSANDS,                    -----------------------------------    PAID-IN   ACCUMULATED  FOR-SALE    CURRENCY  STOCKHOLDERS
 EXCEPT SHARE AMOUNTS)             SHARES  AMOUNT  SHARES      AMOUNT    CAPITAL     DEFICIT   SECURITIES  TRANSLATION   EQUITY
==================================================================================================================================
Balance at December 31, 1993.....     -   $ -    9,296,989       $ 9     $ 60,267     $(27,121)   $   -     $  -          $ 33,155
  Issuance of shares
   in Du-MED acquisition.........     -     -      560,000         1        2,659            -        -        -             2,660
  Exercise of common
   stock options.................     -     -      126,042         -          144            -        -        -               144
  Unrealized loss on
   available-for-sale
   securities....................     -     -            -         -            -            -     (451)       -              (451)
  Foreign currency
   translation...................     -     -            -         -            -            -        -        4                 4
  Net loss.......................     -     -            -         -            -      (13,244)       -        -           (13,244)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994.....     -     -    9,983,031        10       63,070      (40,365)    (451)       4            22,268
  Issuance of shares to
   complete CVD acquisition......     -     -       50,000         -          488            -        -        -               488
  Issuance of common stock
   in follow-on offering,
    net of issuance
    costs of $2,806..............     -     -    2,645,000         3       34,882            -        -        -            34,885
  Exercise of common
   stock options.................     -     -      153,481         -          549            -        -        -               549
  Change in unrealized
   loss on available-for-sale
   securities....................     -     -            -         -            -            -      444        -               444
  Foreign currency
   translation...................     -     -            -         -            -            -        -       (7)               (7)
  Net loss.......................     -     -            -         -            -      (10,472)       -        -           (10,472)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995.....     -     -   12,831,512        13       98,989      (50,837)      (7)      (3)           48,155
  Increase in carrying value
   from CardioVascular Dynamics,
   Inc., initial public offering.     -     -            -         -       17,606            -        -        -            17,606
  Sale of shares to Cordis
    Corporation..................                  350,877         1        5,000            -        -        -             5,001

  Exercise of common stock options    -     -      340,183         -        2,429            -        -        -             2,429
  Change in unrealized
   loss on available-for-sale
     securities..................     -     -            -         -            -            -        8        -                 8
  Foreign currency translation...     -     -            -         -            -            -        -       31                31
  Net loss.......................     -     -            -         -            -       (7,163)       -        -            (7,163)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996.....     -   $ -   13,522,572       $14     $124,024     $(58,000)   $   1      $28          $ 66,067
===================================================================================================================================

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                     Year ended December 31,
(In thousands)                                                         1996                1995                1994
======================================================================================================================
OPERATING ACTIVITIES
Net loss                                                            $   (7,163)         $  (10,472)         $  (13,244)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                          618                 415               1,035
    Issuance of common stock for in-process research,
      development and clinical                                              -                  488               2,315
    Equity in net loss of CardioVascular Dynamics, Inc.                  1,621                  -                   -
    Net changes in:
      Trade accounts receivable, net                                       170              (2,409)             (2,166)
      Inventories                                                          505              (2,142)               (937)
      Accrued interest receivable and other current assets                (229)               (106)                 207
      Accounts payable and accrued expenses                                575               2,132                 949
      Deferred revenue                                                    (151)               (111)               (118)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (4,054)            (12,205)            (11,959)
======================================================================================================================

INVESTING ACTIVITIES
Purchase of short-term investments                                      (4,000)                 -              (10,996)
Sales of short-term investments                                            289               6,815              14,976
Maturities of short-term investments                                     6,108               1,539               8,105
Capital expenditures for property and equipment                         (1,164)               (438)               (964)
Effect of CardioVascular Dynamics, Inc., initial public
  offering                                                              (6,423)                 -                   -
Business acquisitions, net of cash and cash equivalents
  acquired                                                                  -                   -                  143
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     (5,190)              7,916              11,264
======================================================================================================================

FINANCING ACTIVITIES
Proceeds from common stock issuance to Cordis
  Corporation                                                            5,001                  -                   -
Proceeds from issuance of common stock                                   2,429              35,434                 144
Proceeds from convertible obligation                                        -                  750                  -
Proceeds from sale of CVD common stock                                      -                   -                2,500
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                7,430              36,184               2,644
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                         (1,814)             31,895               1,949
Cash and equivalents, beginning of year                                 36,757               4,862               2,913
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                   $   34,943          $   36,757          $    4,862
======================================================================================================================
Non-cash financing and investing activities:
  Common stock issued in business acquisition                       $       -           $       -           $    2,660
  Capital expenditures for property and equipment                          292                  -                   -
  Effect of CardioVascular Dynamics, Inc.,
    initial public offering                                             17,606                  -                   -
======================================================================================================================


See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.       ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EndoSonics Corporation (EndoSonics), a Delaware corporation, develops, manufactures and markets intravascular ultrasound imaging systems, diagnostic imaging catheters, combined angioplasty imaging catheters and drug delivery catheters for the diagnosis and treatment of coronary and peripheral vascular disease.

Consolidation

The accompanying consolidated financial statements include the accounts of EndoSonics and its subsidiaries (EndoSonics and its subsidiaries are collectively referred to hereinafter as the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (see Notes 3 and 4).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and in the accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The local currency is the functional currency of the Company's foreign subsidiary. Exchange gains or losses resulting from foreign currency translation are included as a component of stockholders' equity. Transaction exchange gains or losses are included in other income and expense in the consolidated statement of operations, and have not been significant in any year presented.

Cash Equivalents and Short-Term Investments

The Company invests its excess cash in various investment grade, interest-bearing securities. As of December 31, 1996 and 1995, cash equivalents and short-term investments consisted of money market mutual funds, U.S. Treasury Notes and obligations of other U.S. government agencies and corporate debt securities. With the exception of the U.S. government and its agencies, by policy, the amount of credit exposure to any one issuer is limited. The Company has not experienced any significant losses on such investments.

         The Company accounts for its marketable investments under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1996 and 1995, the Company's entire portfolio of investments is classified as available-for-sale pursuant to SFAS No. 115. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of stockholders' equity.

         The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, over the estimated life of the security. Such amortization is included in interest income. Realized gains and losses, which were not significant in any year presented, and declines in value judged to be other-than-temporary are included in other income (expense). The cost of securities sold is based on the specific identification method.

         For purposes of reporting cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value.

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease term. The estimated useful lives range from three to five years.

Concentrations of Credit Risk, Significant Customers and Export Sales

The Company sells its products primarily to medical institutions and distributors worldwide (see Note 6). The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided. Accounts receivable from two of the Company's distributors, Cordis Corporation (Cordis) and Fukuda Denshi Co., Ltd. (Fukuda), represented 75% and 7% of net trade accounts receivable, respectively, at December 31, 1996 (54% and 15%, respectively, at December 31, 1995).

         During 1996, sales to Cordis and Fukuda comprised 62% and 9% of the Company's total product sales, respectively. During 1995, sales to Cordis and Fukuda comprised 53% and 16% of the Company's total product sales, respectively. During 1994, sales to Fukuda comprised 33% of the Company's total product sales.

         The Company had export sales by region as follows:

                                    Year ended December 31,
        --------------------------------------------------------
                                  1996       1995        1994
        ========================================================
        Europe                    $9,820      $6,996     $2,951
        Asia                       6,689       2,891      2,402
        Other                        359          14         38
        --------------------------------------------------------
                                 $16,868      $9,901     $5,391
        ========================================================

Revenue Recognition and Warranties

The Company recognizes revenue from the sale of its products when the goods are shipped to its customers, including distributors. For ultrasound imaging systems sold in the United States, the Company provides a 12-month limited warranty covering materials and workmanship. For ultrasound imaging systems sold to its international distributors, the Company provides various warranty periods up to 12 months covering replacement parts. A provision for anticipated warranty expenses is accrued at the time of shipment. Customers may purchase extended warranty coverage for additional one-year periods. Revenue from sales of extended warranties is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty.

Advertising Expenses

The Company expenses advertising costs when incurred. Advertising expenses have not been significant in any period presented.

Stock Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which the Company adopted in 1996, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issue to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized. See Note 12 for pro forma disclosures required by SFAS 123.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive.

2. SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale securities at December 31, 1996 and 1995:


                                                Gross      Gross      Estimated
                                   Amortized  Unrealized  Unrealized    Fair
                                     Cost       Gains       Losses      Value
    ===========================================================================
    December 31, 1996
    U.S. Treasury notes and
      obligations of other
      U.S. government agencies      $18,946       $2         $ -      $18,948
      Corporate debt securities      17,164        -          (1)      17,163
    --------------------------------------------------------------------------
                                    $36,110       $2         $(1)     $36,111
    ===========================================================================

    ===========================================================================
    December 31, 1995
    U.S. Treasury notes and
      obligations of other
      U.S. government agencies      $37,008       $-         $(5)     $37,003
     Corporate debt securities        1,529        1          (3)       1,527
    --------------------------------------------------------------------------
                                    $38,537       $1         $(8)     $38,530
    ===========================================================================

Included in the above table are securities with fair values totaling $30,862 and $30,892 at December 31, 1996 and 1995, respectively, which are classified as cash equivalents in the accompanying balance sheet.

         The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have rights to prepay obligations without prepayment penalties.

        ---------------------------------------------------------
                                                       Estimated
                                         Amortized    Fair Market
                                           Cost          Value
        =========================================================
        Due in one year or less           $34,865       $34,864
        Due after one year                  1,245         1,247
        ---------------------------------------------------------
                                          $36,110       $36,111
        =========================================================

3.      BUSINESS ACQUISITIONS

In August 1994, EndoSonics acquired all of the capital stock of Du-MED BV (Du-MED), a company incorporated in the Netherlands, in exchange for 560,000 shares of EndoSonics common stock with an aggregate fair market value of $2,660. EndoSonics also incurred certain acquisition costs of approximately $282 in conjunction with this transaction. Du-MED is developing electronic micromotor medical ultrasound imaging technology. Du-MED's results of operations are included in the consolidated statement of operations from the date of acquisition. EndoSonics accounted for this transaction as an acquisition under the purchase method of accounting. In connection with the acquisition, EndoSonics recorded intangible assets of approximately $308 which have been fully amortized as of December 31, 1995. Additionally, $2,315 was charged to acquired in-process research, development and clinical expense related to products still in the development stage, which have not yet received regulatory approval and which do not have identified alternative future uses.

   Prior to the Du-MED acquisition, the Company had been funding certain research and development at Du-MED under the terms of a development agreement. Research and development expense includes $800 for the year ended December 31, 1994 related to this agreement.

   Pursuant to an Agreement and Plan of Reorganization between EndoSonics and CardioVascular Dynamics, Inc., in June 1993 EndoSonics acquired all of the preferred and common shares of CVD held by others in exchange for $335 in cash and 250,000 shares of EndoSonics' common stock with an aggregate market value of $1,563. EndoSonics also incurred direct acquisition costs of approximately $236 in conjunction with this transaction which have been included as part of the purchase price. EndoSonics accounted for the acquisition of the interest in CVD under the purchase method of accounting. In connection with the acquisition, $2,000 was charged to acquired in-process research, development and clinical expense related to CVD products which had not received regulatory approval and did not have identified alternative uses. Pursuant to the terms of the Agreement and Plan of Reorganization, in June 1995, the Company became obligated to issue 50,000 shares of its common stock to the former shareholders of CVD because the market price of the Company's common stock did not exceed a specified price for a specified period during the two year period following the acquisition. The fair market value of such shares of $488 has been charged to acquired in- process research, development and clinical expenses (see notes 4 and 5).

4.      CHANGE IN OWNERSHIP PERCENTAGE OF CARDIOVASCULAR DYNAMICS, INC.

On June 19, 1996, EndoSonics' 84% owned subsidiary, CVD (see Note 3), successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to CVD's underwriters). As of December 31, 1996, EndoSonics owned 45% of the outstanding shares of CVD.
As a result of this transaction, CVD's results of operations have been consolidated through June 19, 1996, and accounted for on the equity method thereafter. In June 1996, the Company recorded an increase to additional paid-in capital of approximately $17.6 million representing the Company's proportionate share of CVD's net assets following the IPO. For the period from June 20, 1996 to December 31, 1996, the Company recorded ($1,621) representing its proportionate share of CVD's net losses for the period. Condensed financial information for CVD is shown below:

        --------------------------------------------------------
        Balance Sheet                               December 31,
        (In thousands)                                  1996
        ========================================================
        Current assets                                   $48,574
        Property and equipment, net                        1,182
        Other assets                                         328
                                                         -------
           Total assets                                  $50,084
                                                         =======
        Current liabilities                               $2,432
        Deferred distributorship fee revenue                  29
        Stockholders' equity                              47,623
                                                         -------
           Total liabilities and stockholders'
              equity                                     $50,084
                                                         =======
        EndoSonics' share of CVD's net assets            $19,444
        ========================================================

        Statement of Operations                        Year ended
        (In thousands)                              December 31, 1996
        =============================================================
        Total revenue                                    $8,734
        Cost of sales                                     4,111
        Gross profit                                      4,623

        Total operating expenses                         10,621
        Other income                                      1,374
        -------------------------------------------------------------
        Net loss                                        ($4,624)
        =============================================================

CardioVascular Dynamics, Inc.'s stock is quoted on the Nasdaq Stock Market. The closing price of CVD's stock at December 31, 1996 was $13.00 per share. The Company held 4,040,000 shares of CVD's common stock at December 31, 1996.

5.       PRODUCT LICENSE AGREEMENTS

In September 1994, EndoSonics and CVD entered into a Stock Purchase and Technology License Agreement with SciMed Life Systems, Inc. (SciMed). SciMed acquired a 19% interest in CVD in exchange for $2,500 in cash. From September 1994 through the date of CVD's initial public offering, SciMed had the right to exchange its shares of CVD preferred stock for shares of EndoSonics common stock at a guaranteed conversion rate. Accordingly, during this period SciMed's entire investment in CVD was allocated to minority interest and all of the net losses incurred by CVD are included in the operating results of EndoSonics.

         In 1994, CVD also granted SciMed an exclusive license to certain patents in the cardiovascular field of use, which allow SciMed to manufacture the Transport PTCA infusion catheter (the "Transport") developed by CVD in exchange for a $1,000 license fee.

         In addition, SciMed paid approximately $641 and $220 during 1995 and 1994, respectively, to fund CVD's development of technology and for other support, which is included in contract revenue in the accompanying statement of operations.

6.       DISTRIBUTION AGREEMENTS

During 1994, the Company entered into agreements with Cordis for the exclusive distribution by Cordis of certain of EndoSonics intracoronary ultrasound systems and catheters worldwide, excluding Japan, Canada and certain European countries. These agreements expired in 1995. In February 1996, the Company and Cordis entered into a new agreement which provides for the exclusive distribution of EndoSonics' products in North America, Europe, Africa and the Middle East through 1998.

         The Company and Cordis also entered into an agreement for the development of certain catheters. Under the terms of this agreement, the Company may receive payments from Cordis as contract milestones are achieved. During 1996, the Company received a payment totaling $705.

         In connection with the above agreements, in February 1996, Cordis purchased 350,877 shares of the Company's common stock at $14.25 per share.

         The Company has executed distribution agreements with Fukuda, a common shareholder of EndoSonics. The agreements provide Fukuda with exclusive distribution rights relative to certain of the Company's products in Japan for periods extending through May 1999, which may be extended at the option of the parties. Distribution fees received from Fukuda are being recognized as revenue over the initial periods covered by the respective agreement.

         In July 1995, CVD amended its distribution agreement with Fukuda to include additional products. Under the terms of the amendment, Fukuda made a $750 payment which is convertible into equity securities of CVD upon the occurrence of certain events. Upon the CVD initial public offering, the $750 convertible obligation was converted to equity securities of CVD.

7.       RESTRUCTURING AND OTHER CHARGES

In June 1996, the Company recorded restructuring and other charges of approximately $3.1 million in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five-64 imaging devices. The elements of the total charges as of December 31, 1996 are as follows:

 ----------------------------------------------------------------------------
                                                    Representing
                                                    Asset Write-  Future Cash
 (In thousands)                          Provision      Downs       Outlays
 ============================================================================
 Consolidation of facilities                $994        $--           $994
 Conversion to new technology              1,849         808         1,041
 Corporate reorganization                    223         --            223
                                          -----------------------------------
                                          $3,066        $808        $2,258
 ============================================================================

The charges are included in the accompanying Consolidated Statements of Operations for the year ended December 31, 1996 are as follows:

        -------------------------------------------------------
        (In thousands)                                    1996
        =======================================================
        Cost of sales                                      $794
        Other research, development and clinical            475
        Marketing and sales                                 480
        General and administrative                          799
        Restructuring                                       518
        -------------------------------------------------------
        Total charges                                    $3,066
        =======================================================

The provision for restructuring and other charges was approximately $932 as of December 31, 1996. Subsequent to the balance sheet date, the Company decided to close its Pleasanton, CA manufacturing facility:

8.       INVENTORIES

Inventories consisted of the following as of December 31:

        -------------------------------------------------------
                                              1996        1995
        =======================================================
        Raw materials                          $798      $1,225
        Work-in-process                       1,181       1,575
        Finished goods                        1,593       1,246
        -------------------------------------------------------
                                             $3,572      $4,046
        =======================================================

9.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

        -------------------------------------------------------
                                             1996        1995
        -------------------------------------------------------
        Furniture, fixtures and
        equipment                            $5,459      $4,353
        Leasehold improvements                  332         411
        -------------------------------------------------------
                                              5,791       4,764
        Less accumulated depreciation
        and amortization                     (3,844)     (3,077)
        -------------------------------------------------------
                                             $1,947      $1,687
        =======================================================

10.      CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following as of December 31:

        -------------------------------------------------------
                                              1996       1995
        =======================================================
        Accrued restructuring                   $933         -
        Accounts payable                       1,624     $1,468
        Accrued payroll and related
          expenses                             1,647      1,637
        Accrued product transition               312        580
          costs
        Accrued royalties                          3        521
        Accrued warranty                         295        290
        Other accrued expenses                 1,155        898
        -------------------------------------------------------
                                              $5,969     $5,394
        =======================================================

11.      OPERATING LEASES

The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term non-cancelable lease agreements that have been accounted for as operating leases. Certain of these leases include scheduled rent increases and renewal options as prescribed by the agreements.

         Future minimum payments by year under long-term noncancelable operating leases are as follows:

        =======================================================
        1997                                               $387
        1998                                                543
        1999                                                559
        2000                                                554
        2001                                                567
        Thereafter                                        2,385
        -------------------------------------------------------
                                                         $4,995
        =======================================================

Rental expense charged to operations for all operating leases during 1996, 1995 and 1994 was approximately $630, $576 and $412, respectively.

12.      STOCK OPTIONS

In March 1988, EndoSonics established a stock option plan (the "1988 Plan") under which key employees, directors, officers and consultants may participate. Either incentive stock options or nonstatutory stock options may be granted under the 1988 Plan. Option prices are established by the Board of Directors and cannot be less than 85% of the fair market value of a share of common stock on the date of the option grant in the case of nonstatutory options, or 100% of the fair market value in the case of incentive stock options (110% in the case of any options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Options generally vest over periods ranging from one to four years (principally four years) and are exercisable upon vesting over five or ten year terms as specified in the option grants. Certain options granted in 1995 and 1996 have accelerated vesting provisions. As of December 31, 1996, 3,200,000 common shares were reserved for issuance, 998,334 shares were fully exercisable (723,861 at December 31, 1995) and 391,958 shares were available for future grant (none at December 31, 1995).

         The following is a summary of the activity, including the range of per share option prices, in the 1988 Plan during each of the three years in the period ended December 31, 1996:

        ----------------------------------------------------------------
                                                                Weighted
                                   Shares          Option         Avg.
                                   Under           Price        Exercise
                                   Option         Per Share       Price
        ================================================================
         Balance at
         December 31, 1993        1,076,369     $.32 - $16.50     $5.50
           Granted                  497,236     3.75 -   7.00      5.43
           Canceled                 (43,486)     .80 -   9.75      7.11
           Exercised               (124,094)     .32 -   7.00      1.27
         ---------------------------------------------------------------
         Balance at
         December 31, 1994        1,406,025      .32 -  16.50      6.57
           Granted:
             At Fair Market
               Value                537,215     7.75 -  13.88      9.40
             In excess of Fair
               Market Value         256,225     8.38 -  13.88     12.17

             At less than Fair
               Market Value          59,410         10.88         10.88
           Canceled                 (86,941)    5.25 -  10.00      6.20
           Exercised               (126,545)     .32 -   7.75      5.59
         ---------------------------------------------------------------
         Balance at
         December 31, 1995        2,045,389      .32 -  16.50      8.24
           Granted                  668,685    11.88 -  16.00     12.18
           Canceled                 (61,324)    3.75 -  13.88     10.92
           Exercised               (337,384)     .32 -   9.75      7.28
         ---------------------------------------------------------------
         Balance at
         December 31, 1996        2,315,366     $.32 - $16.50     $7.90
        ================================================================

         No shares purchased under the option plan are subject to repurchase at December 31, 1996.

         As part of the CVD acquisition, the Company agreed to the assumption of all of the outstanding stock options previously granted by CVD and that such option holders may upon exercise of their options purchase up to 39,820 shares of EndoSonics common stock at exercise prices ranging from $.167 to $.334 per share. Through December 31, 1996, 31,683 of these options have been exercised.

         The options outstanding at December 31, 1996 have been segregated into ranges for additional disclosure as follows:

        ---------------------------------------------------
                       Options Outstanding
        ---------------------------------------------------
                                      Weighted-
                         Options       Average
                       Outstanding    Remaining    Weighted
         Range of           at       Contractual   -Average
         Exercise      December 31,      Life      Exercise
          Prices           1996       (in years)     Price
        ===================================================
         $0.00-$2.50         51,432      4.5          $1.06
           2.50-5.00        202,880      6.4           4.27
           5.00-7.50        439,915      9.8           6.72
          7.50-10.00        572,266      8.6           8.36
         10.00-12.50        604,685      9.4          11.75
         12.50-15.00        400,445      9.0          13.36
        $15.00-20.00         43,743      8.9          16.21
        ---------------------------------------------------
                          2,315,366      8.8          $9.43
        ===================================================


        ----------------------------------------------------
                        Options Exercisable
        ----------------------------------------------------
          Range of       Options Currently       Weighted-
          Exercise        Exercisable at          Average
           Prices        December 31, 1996    Exercise Price
        ====================================================
          $0.00-$2.50           51,432            $1.06
            2.50-5.00          147,758             4.47
            5.00-7.50          296,578             6.78
           7.50-10.00          319,195             8.56
          10.00-12.50           66,562            11.48
          12.50-15.00           98,066            13.49
        $15.00-$20.00           18,743            16.50
        ----------------------------------------------------
                               998,334            $7.90
        ====================================================

         Pro forma information regarding net loss and loss per share is required by Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates between 6.06% and 6.74% for both years; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of
1.09 for both years and a weighted-average expected life of the option of between 5 and 8.25 years for both years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

        --------------------------------------------------------
                                         1996            1995
        ========================================================
        Pro forma net loss            $ (10,642)     $  (12,315)
        Pro forma net loss per share  $    (.80)     $    (1.19)
        ========================================================

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1997.

13.      INCOME TAXES

Significant components of the Company's deferred tax assets are as follows at December 31, 1996:

        ---------------------------------------------------------
                                         1996             1995
                                        Federal          Federal
        =========================================================
        Net operating loss
          carry-forward                  $ 13,828        $ 14,716
        Research and development
          and other tax credit
          carry-forward                     1,411           1,068
        Other                               2,374           2,104
        ---------------------------------------------------------
        Gross deferred tax                 17,613          17,888
          assets
        Valuation allowance               (17,613)        (17,888)
        ---------------------------------------------------------
        Net deferred tax assets          $      -        $      -
        =========================================================

         A valuation allowance has been established against the deferred tax assets, as it is more likely than not that the tax benefits of the future deductible temporary differences at December 31, 1996 will not be realized. The valuation allowance increased by $3,891 and $3,523 in 1995 and 1994, respectively.

         At December 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $38 million and $9 million, respectively, which expire in the years 1996 through 2011. At December 31, 1996, the Company has research and development credit carryforwards for federal income tax purposes of approximately $1,060, which expire in the years 2004 through 2010.

         As a result of the deconsolidation of CVD for income tax purposes which occurred as a result of its initial public offering, the net deferred tax assets have decreased by approximately $1,671 of which approximately $962 is related to CVD net operating losses and research and development credits.

         Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

14.      SUBSEQUENT EVENT

On January 27, 1997, EndoSonics Corporation and Cardiometrics, Inc., jointly announced the signing of a definitive merger agreement for a transaction valued at approximately $9.00 per share of Cardiometrics common stock or $68.2 million. Under the merger agreement approved by the boards of both companies, Cardiometrics' stockholders will receive 0.35 newly issued shares of EndoSonics common stock, 0.20 shares of CardioVascular Dynamics, Inc., common stock, held by EndoSonics, and $2.00 cash, in exchange for each share of Cardiometrics common stock. The CVD exchange ratio will be increased, up to a maximum of
0.2636 per Cardiometrics common share, if the total merger consideration is less than $9.00 per Cardiometrics common share during a specified period immediately preceding the stockholders meeting of Cardiometrics to approve the merger. EndoSonics has the right to substitute cash for these additional CVD shares. CVD is a 45%-owned publicly-traded subsidiary of EndoSonics.

         The merger is expected to close during the second calendar quarter of 1997 and is subject to the approval of the stockholders of Cardiometrics and certain regulatory approvals. It is anticipated that the combination will be accounted for under the purchase method of accounting. Cardiometrics also granted EndoSonics an option to purchase up to 19.9% of its outstanding shares exercisable only on the occurrence of specified events including termination of the merger agreement following commencement of a tender offer by a third party for Cardiometrics.

         Also, in January 1997, the Board of Directors of EndoSonics approved a dividend of .04 shares of CVD common stock to be paid on each outstanding share of EndoSonics common stock with the record date and exact date of distribution to be determined after the close of merger described above.

                             ENDOSONICS CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                   Years ended December 31, 1996, 1995, 1994

            COLUMN A                     COLUMN B                          COLUMN C                        COLUMN D
--------------------------------------------------------------------------------------------------------------------------------
                                                                           Additons
                                                            -------------------------------------
                                        Balance at             Charges to             Charged to                    Balance or
           Description              beginning of period     cost and expenses      other accounts                  end of period
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
  Allowance for doubtful accounts        $  360                   $  497               $    -        $  (211)(2)       $  646
  Accrued warranty expenses              $  280                   $  350               $    -        $  (335)(1)(3)    $  295

Year ended December 31, 1995
  Allowance for doubtful accounts        $  365                   $  365               $   85        $   445(2)        $  360
  Accrued warranty expenses              $  321                   $  257               $    -        $   298(1)        $  280

Year ended December 31, 1994
  Allowance for doubtful accounts        $  102                   $  402               $    -        $   139(2)        $  365
  Accrued warranty expenses              $   75                   $  324               $    -        $    78(1)        $  321
--------------------------------------------------------------------------------------------------------------------------------

(1) Deductions represent actual warranty expenses charged against the accrual.

(2)  Deductions represent accounts written off.

(3)  Deductions represent effect of CVD initial public offering.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors......................................  F-19
Consolidated Balance Sheets............................................................  F-20
Consolidated Statements of Operations..................................................  F-21
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)...............  F-22
Consolidated Statements of Cash Flows..................................................  F-23
Notes to Consolidated Financial Statements.............................................  F-24

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CardioVascular Dynamics, Inc.

     We have audited the accompanying consolidated balance sheets of CardioVascular Dynamics, Inc. and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(d)1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioVascular Dynamics, Inc. and subsidiary at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP

Orange County, California
January 30, 1997

                         CARDIOVASCULAR DYNAMICS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1995       1996
                                                                            ------     -------
ASSETS
Current Assets:
  Cash and cash equivalents...............................................  $1,568     $17,192
  Marketable securities available-for-sale................................      --      25,733
  Accounts receivable, net of allowance for doubtful accounts of $180 and
     $377, respectively...................................................   1,117       2,268
  Other accounts receivable...............................................      --         320
  Inventories.............................................................     754       2,899
  Other current assets....................................................      58         162
                                                                            ------     -------
          Total current assets............................................   3,497      48,574
Property and equipment:
  Furniture and equipment.................................................     357       1,161
  Leasehold improvements..................................................     174         310
                                                                            ------     -------
                                                                               531       1,471
  Less accumulated depreciation and amortization..........................    (107)       (289)
                                                                            ------     -------
          Net property and equipment......................................     424       1,182
Notes receivable from officers............................................      --         325
Other assets..............................................................      81           3
                                                                            ------     -------
          Total assets....................................................  $4,002     $50,084
                                                                            ======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses...................................  $1,684     $ 2,382
  Payable to Parent.......................................................   2,537          --
  Deferred distributorship fee revenue, current portion...................      50          50
                                                                            ------     -------
          Total current liabilities.......................................   4,271       2,432
Deferred distributorship fee revenue......................................      79          29
Convertible obligation....................................................     750          --
Commitments
Stockholders' equity (net capital deficiency):
  Convertible Preferred Stock, $.001 par value; aggregate liquidation preference of $13,160,000 as of December 31, 1995; 7,560,000 shares authorized, 2,000,000 and no shares issued and outstanding as of
     December 31, 1995 and 1996, respectively.............................       2          --
  Common Stock, $.001 par value; 30,000,000 shares authorized, no shares and 9,004,000 shares issued or outstanding at December 31, 1995 and
     1996, respectively...................................................      --           9
  Additional paid-in capital..............................................   5,670      58,869
  Deferred compensation...................................................    (345)       (376)
  Accumulated deficit.....................................................  (6,425)    (11,049)
  Unrealized gain on available-for-sale securities........................      --         170
                                                                            ------     -------
          Total stockholders' equity (net capital deficiency).............  (1,098)     47,623
                                                                            ------     -------
          Total liabilities and stockholders' equity (net capital
           deficiency)....................................................  $4,002     $50,084
                                                                            ======     =======

                            See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Revenue:
  Sales (including $43 to a related party in 1994)..........    $ 1,169     $ 3,462     $ 8,384
  License fee and other from related party..................      1,000          --         150
  Contract..................................................        220         641         200
                                                                 ------     -------     -------
     Total revenue..........................................      2,389       4,103       8,734
  Operating costs and expenses:
  Cost of sales.............................................        848       2,051       4,111
  Charge for acquired in-process research and development...         --         488       2,133
  Research and development (including $73 in 1994 paid to
     EndoSonics)............................................      1,228       1,683       3,582
  Marketing and sales.......................................        748       1,526       3,358
  General and administrative (including $227, $340 and $156
     for the years ended December 31, 1994, 1995 and 1996,
     respectively, paid to EndoSonics)......................        587       1,331       1,548
                                                                 ------     -------     -------
          Total operating costs and expenses................      3,411       7,079      14,732
                                                                 ------     -------     -------
Loss from operations........................................     (1,022)     (2,976)     (5,998)
Other income:
  Interest income...........................................         --          42       1,324
  Distributorship fees and other income.....................         51          60          50
                                                                 ------     -------     -------
          Total other income................................         51         102       1,374
                                                                 ------     -------     -------
Net loss....................................................    $  (971)    $(2,874)    $(4,624)
                                                                 ======     =======     =======
Net loss per share (pro forma through June 1996)............    $ (0.25)    $ (0.65)    $ (0.65)
                                                                 ======     =======     =======
Shares used in computing net loss per share (pro forma
  through June 1996)........................................      3,876       4,441       7,141
                                                                 ======     =======     =======

                            See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                        TOTAL
                                                                                                                    STOCKHOLDERS'
                         PREFERRED STOCK       COMMON STOCK     ADDITIONAL                             UNREALIZED      EQUITY
                        ------------------  ------------------   PAID-IN      DEFERRED    ACCUMULATED    GAIN ON    (NET CAPITAL
                          SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL    COMPENSATION    DEFICIT    INVESTMENTS   DEFICIENCY)
                        ----------  ------  ----------  ------  ----------  ------------  -----------  -----------  -------------
Balance at December 31,
  1993.................         --     --    3,240,000      3       2,336          --         (2,580)                     (241)
Sale of Common Stock to
  corporate investor...         --     --      760,000      1       2,499          --             --                     2,500
Net loss...............         --     --           --     --          --          --           (971)                     (971)
                        ----------  -----   ----------    ---     -------       -----       --------       ----        -------
Balance at December 31,
  1994.................         --     --    4,000,000      4       4,835          --         (3,551)                    1,288
Additional effects of
  merger with
  EndoSonics
  Acquisition Corp.....         --     --           --     --         488          --             --                       488
Issuance of Preferred
  Stock in exchange for
  Common Stock.........  2,000,000      2   (4,000,000)    (4)          2          --             --                        --
Deferred compensation
  resulting from grant
  of options...........         --     --           --     --         345        (345)            --                        --
Net loss...............         --     --           --     --          --          --         (2,874)                   (2,874)
                        ----------  -----   ----------    ---     -------       -----       --------       ----        -------
Balance at December 31,
  1995.................  2,000,000      2           --     --       5,670        (345)        (6,425)                   (1,098)
Sale of Preferred Stock
  to EndoSonics........    400,000     --           --     --       8,000          --             --                     8,000
Conversion of Preferred
  Stock................ (2,400,000)    (2)   4,800,000      5          (3)         --             --                        --
Exercise of Common
  Stock Options........         --     --      139,000     --         138          --             --                       138
Initial Public Offering
  of Common Stock......         --     --    3,910,000      4      42,764          --             --                    42,768
Deferred compensation
  resulting from grant
  of options...........         --     --           --     --         150        (150)            --                        --
Amortization of
  deferred
  compensation.........         --     --           --     --          --         119             --                       119
Acquisition of
  Intraluminal Devices,
  Inc..................         --     --       93,000     --       1,400          --             --         --          1,400
Conversion of $750,000
  debt by Fukuda
  Denshi...............         --     --       62,000     --         750          --             --         --            750
Net loss...............         --     --           --     --          --          --         (4,624)                   (4,624)
Unrealized gain on
  investments..........         --     --           --     --          --          --             --        170            170
                        ----------  -----   ----------    ---     -------       -----       --------       ----        -------
Balance at December 31,
  1996.................         --  $  --    9,004,000   $  9    $ 58,869      $ (376)     $ (11,049)     $ 170        $47,623
                        ==========  =====   ==========    ===     =======       =====       ========       ====        =======

                            See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                    1994      1995       1996
                                                                   -------   -------   --------
Operating activities
Net loss.........................................................  $  (971)  $(2,874)  $ (4,624)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................       18        74        182
  Amortization of deferred compensation..........................       --        --        119
  Bad debt expense...............................................       --       249        221
  Charge for acquired in-process research and development........       --       488      1,400
Net changes in:
  Trade accounts receivable, net.................................     (662)     (639)    (1,372)
  Receivable from related parties................................     (125)      125         --
  Inventories....................................................      (14)     (704)    (2,145)
  Other assets...................................................       --      (135)      (671)
  Accounts payable and accrued expenses..........................      273     1,369        698
  Deferred distributor fee revenue...............................      (50)      (54)       (50)
                                                                     -----   -------    -------
Net cash used in operating activities............................   (1,531)   (2,101)    (6,242)
Investing activities:
Purchase of available-for-sale securities........................       --        --    (25,563)
Capital expenditures for furniture, fixtures and equipment.......      (35)     (443)      (940)
                                                                     -----   -------    -------
Net cash used in investing activities............................      (35)     (443)   (26,503)
Financing activities:
  Proceeds from issuance of convertible obligation...............       --       750         --
  Proceeds from sale of Common Stock.............................    2,500        --     42,768
  Proceeds from exercise of stock options........................       --        --        138
  Proceeds from sale of Preferred Stock to Parent................       --        --      8,000
  Payable to Parent, net.........................................    1,898       (17)    (2,537)
                                                                     -----   -------    -------
Net cash provided by financing activities........................    4,398       733     48,369
                                                                     -----   -------    -------
Net increase (decrease) in cash..................................    2,832    (1,811)    15,624
Cash and cash equivalents, beginning of period...................      547     3,379      1,568
                                                                     -----   -------    -------
Cash and cash equivalents, end of period.........................  $ 3,379   $ 1,568   $ 17,192
                                                                     =====   =======    =======
Supplemental disclosures of non-cash financing activities:
  Common stock issued upon the acquisition of Intraluminal
     Devices, Inc., Note 1.......................................       --        --   $  1,400
  Conversion of Debentures to Common Stock, Note 4...............       --        --        750

See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  Business and Basis of Presentation

     CardioVascular Dynamics, Inc. (the "Predecessor") was incorporated on March 16, 1992 in the State of California. The Predecessor, and its successor corporation discussed below, develops, manufactures and markets proprietary therapeutic catheters used to treat certain vascular diseases.

     In June 1992, EndoSonics Corporation ("EndoSonics") acquired a 40% preferred interest in the Predecessor. EndoSonics, a Delaware corporation, develops, manufactures, and markets intravascular ultrasound imaging systems and diagnostic, therapeutic and imaging catheters for the treatment of coronary and peripheral vascular disease.

     In June 1993, EndoSonics acquired all of the remaining Preferred and Common Stock of the Predecessor. The acquisition was accomplished through a merger between the Predecessor and EndoSonics Acquisition Corp., a wholly owned subsidiary of EndoSonics (which then changed its name to CardioVascular Dynamics, Inc.) (hereinafter referred to as "CVD" or the "Company").

     The acquisition by EndoSonics resulted in a new basis for the CVD assets and liabilities. Accordingly, the purchase price paid by EndoSonics has been allocated to the identifiable assets and liabilities, including in-process research and development, which was immediately expensed as no CVD products had received regulatory approval and the technology did not have identifiable alternative uses. The amount by which the purchase price exceeded the Predecessor's net book value has been reflected as paid-in capital in the accompanying financial statements. Pursuant to the terms of the original merger agreement, in June 1995 EndoSonics issued an additional 50,000 shares of its Common Stock to the former shareholders of the Predecessor. The fair market value of such shares of $488 has been reflected in the accompanying financial statements as an additional charge for acquired in-process technology.

     Subsequent to the acquisition, EndoSonics began performing certain services for CVD (see Note 3), including general management, accounting, cash management, and other administrative and engineering services. The amounts charged to CVD for such services have been determined based on proportional cost allocations and have been agreed to by the management of CVD and EndoSonics. In the opinion of CVD's management, the allocation methods used are reasonable. Such allocations, however, are not necessarily indicative of costs that would have been incurred had CVD continued to operate independent of EndoSonics. No formal agreement currently exists which specifies the nature of services to be provided by EndoSonics to CVD, or the charges for such services. Therefore, amounts are not necessarily indicative of the future charges to be incurred by CVD.

     In 1994 and 1996, the Board of Directors of CVD approved a 16,200-for-1 and a 2-for-1 Common Stock split, respectively, which has been reflected retroactively for all periods in the accompanying financial statements.

     On June 19, 1996, the Company closed its initial public offering (the "Offering") which consisted of 3,400,000 shares of Common Stock at $12.00 per share. On July 17, 1996, the Company's underwriters exercised their overallotment option to purchase an additional 510,000 shares of Common Stock at $12.00 per share. CVD received net offering proceeds from the sale of Common Stock of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the Offering.

     In October 1996, CVD acquired 100% of the common stock of Intraluminal Device, Inc. ("IDI") in exchange for CVD common stock valued at $1.4 million. The acquisition was accomplished through the

                         CARDIOVASCULAR DYNAMICS, INC.

formation of IDI Acquisition, Inc., a wholly-owned subsidiary of CVD, and the merging of IDI into IDI Acquisition, Inc. (See Note 2).

     The consolidated financial statements for December 31, 1996 include the accounts of the Company and its subsidiary. Intercompany transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

  Marketable Securities Available-For-Sale

     The Company accounts for its investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

  Inventories

     Inventories are comprised of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined on an average cost basis, or market value.

  Property and Equipment

     Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease term. The estimated useful lives range from three to seven years.

  Long-lived Assets

     In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined that no impairment loss need be recognized for the applicable assets.

  Concentrations of Credit Risk and Significant Customers

     The Company maintains its cash and cash equivalents in deposit accounts and in pooled investment accounts administered by a major financial institution.

                         CARDIOVASCULAR DYNAMICS, INC.

     The Company sells its products primarily to medical institutions and distributors worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided.

     During 1994, 1995, and 1996 product sales to Fukuda Denshi Co., Ltd., ("Fukuda"), the Company's Japanese distributor (see Note 4), comprised 61%, 18% and 14% of total revenue. Accounts receivable from Fukuda represented 15% and 1% of net accounts receivable at December 31, 1995 and 1996, respectively.

     Product sales to Medtronic, Inc. ("Medtronic") accounted for 21% of total revenues during 1996. At December 31, 1996, 27% of accounts receivable were due from Medtronic. One other customer comprised 12% of revenues for the year ended December 31, 1995 and 14% of accounts receivable at December 31, 1995.

  Export Sales

     The Company had export sales by region as follows:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                 1994      1995       1996
                                                                 ----     ------     ------
    Europe.....................................................  $255     $1,179     $1,614
    Japan......................................................   715        744      1,240
    Latin America..............................................    --        131        243
    Other......................................................    --         --        417
                                                                 ----     ------     ------
                                                                 $970     $2,054     $3,514
                                                                 ====     ======     ======

  Revenue Recognition and Warranty

     The Company recognizes revenue from the sale of its products when the goods are shipped to its customers. Reserves are provided for anticipated product returns and warranty expenses at the time of shipment.

  Accounting for Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the

                         CARDIOVASCULAR DYNAMICS, INC.

existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In calculating pro forma information regarding net income and net income per share the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock: risk-free interest rate of 6.0%; a dividend yield of 0%; volatility of the expected market price of the Company's common stock of 0.475; and a weighted-average expected life of the options of 3.5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1995 and 1996 follows:

                                                                        1995        1996
                                                                       -------     -------
              Pro forma net loss.....................................  $(2,905)    $(5,170)
              Pro forma net loss per share...........................    (0.65)      (0.72)

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

  Income Taxes

     From June 1993 until June 1996, the Company's results of operations have been included in consolidated tax returns filed by EndoSonics. There was no income tax provision for the consolidated tax group during the periods covered by these financial statements. All net operating loss and credit carryforwards and deferred tax assets and liabilities have been disclosed herein on a separate company basis for CVD.

  Net Loss Per Share

     Pro forma net loss per share is computed using the weighted average number of shares of Common Stock, convertible Preferred Stock (using the as-if-converted method) and Common Stock issuable upon conversion of the Convertible Obligation, outstanding. Common equivalent shares from stock options and warrants are not included as the effect is anti-dilutive, except that in accordance with Securities and Exchange Commission Staff Accounting Bulletins, common equivalents shares issued by the Company at prices substantially below the anticipated initial public offering price during the period beginning one year prior to the proposed public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the estimated initial public offering price).

     For periods subsequent to the Company's initial public offering in June 1996, the Company's net loss per share has been calculated based on the weighted average number of common and dilutive common equivalent shares outstanding. Common Stock equivalents that are anti-dilutive are excluded from the calculation.

  Reclassifications

     To conform with the 1996 financial statement presentation, certain reclassifications have been made to the 1995 and 1994 financial statements.

2. ACQUISITION OF INTRALUMINAL DEVICES, INC.

     On October 16, 1996, the Company acquired all of the outstanding shares of IDI in exchange for approximately 93,000 shares of CVD common stock valued at $1.4 million. The acquisition was accounted for using the purchase method of accounting. As the assets of IDI were patents for products still in their

                         CARDIOVASCULAR DYNAMICS, INC.

development stage, the purchase price and the associated costs of acquisition $0.7 million were expensed as acquired in-process research and development.

     The following table reflects unaudited pro forma combined results of operations of the Company and IDI on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of 1996 as IDI operations were not material to the Company's operations prior to 1996:

                                                                          1996
                                                                         -------
            Revenues.................................................    $ 8,734
            Net loss.................................................     (4,820)
            Net loss per common share................................      (0.67)
            Shares used in computation...............................      7,214

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.

3. SCIMED LIFE SYSTEMS, INC.

     In September 1994, CVD and EndoSonics entered into a Stock Purchase and Technology License Agreement with SCIMED Life Systems, Inc. ("SCIMED"). SCIMED acquired a 19% interest in CVD in exchange for $2,500 in cash.

     CVD also granted SCIMED an exclusive license to certain patents in the cardiovascular field of use, which allows SCIMED to manufacture the Transport PTCA infusion catheter (the "Transport") developed by CVD in exchange for a $1,000 license fee that was paid in 1994. SCIMED will pay royalties to CVD on sales of the Transport and other products which use this patented technology. CVD retains rights to this technology and the associated patents for use outside of the cardiovascular field.

     During June 1995, the Company issued a warrant to SCIMED to purchase up to 40,000 shares of Series A Preferred Stock at an exercise price of $6.58 per share in exchange for a waiver of SCIMED's anti-dilution right. The warrant expires in September 1997.

     During May 1996, the Company agreed to issue an additional warrant to SCIMED to purchase up to 20,000 shares of Series A Preferred Stock at an exercise price of $6.58 per share in exchange for a waiver of SCIMED's anti-dilution right related to the shares to be issued under the 1996 Plan.

     SCIMED also paid CVD $220, $641 and $200 in 1994, 1995 and 1996, respectively, on a cost reimbursement basis to fund continuing development of the technology and for other support. Additionally, the Company recorded $43 in product sales to SCIMED during 1994 (none in 1995 or 1996).

4. RELATED PARTY TRANSACTIONS

     The following is a summary of significant transactions between CVD and
EndoSonics:

     - During 1994 and a portion of 1995, EndoSonics manufactured certain of the Company's catheter products at cost plus a mark-up of 30%. Total purchases from EndoSonics during 1994 and 1995 amounted to $843 and $172, respectively. In addition, during 1994 EndoSonics performed certain billing and collection services for CVD in return for a fee per invoice which aggregated to $10.

     - Prior to the Company's initial public offering in June 1996, certain EndoSonics corporate expenses, primarily related to executive management time, accounting, cash management, and other administrative and engineering services, have been allocated to the Company. Total expenses allocated were $290, $340, and $156 for the years ended December 31, 1994, 1995 and 1996, respectively.

                         CARDIOVASCULAR DYNAMICS, INC.

     No interest expense has been charged on the net payable due to EndoSonics. The following is an analysis of the payable to EndoSonics:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                           ----------------------------------
                                                               1994          1995       1996
                                                           ------------     ------     ------
    Beginning balance....................................     $  656        $2,554     $2,537
    Inventory purchases..................................        843           172         --
    Corporate cost allocations...........................        300           340        156
    Cash disbursements made by EndoSonics on behalf of
      CVD................................................      1,730           312         --
    Cash collections made by EndoSonics on behalf of
      CVD................................................       (318)         (700)        --
    Cash payments to EndoSonics..........................       (549)           --     (2,693)
    Cash disbursements made by CVD on behalf of
      EndoSonics and other...............................       (108)         (141)        --
                                                               -----        ------     ------
    Ending balance.......................................     $2,554        $2,537     $   --
                                                               =====        ======     ======
    Average balance during period........................     $1,750        $2,551     $1,974
                                                               =====        ======     ======

     In connection with the initial public offering, CVD and EndoSonics entered into a Tax Allocation Agreement that provides, among other things, for (i) the allocation of tax liabilities and adjustments thereto as between the business of the Company and other businesses conducted by EndoSonics and its affiliates related to periods in which the Company is includable in consolidated federal income tax returns filed by EndoSonics, (ii) the allocation of responsibility for filing tax returns and (iii) the conduct of and responsibility for taxes owed in connection with tax audits and various related matters.

     EndoSonics and CVD entered into a Stockholder Agreement providing that all transactions between the Company and EndoSonics or any affiliate of EndoSonics must be approved by a special committee of CVD's Board of Directors comprised of two directors who are not officers, directors, employees or affiliates of EndoSonics. The provisions of this agreement became effective upon the consummation of the initial public offering and will terminate on the earlier of seven years from the date of the agreement or on the date EndoSonics beneficially owns less than 25% of CVD's Common Stock.
---------------
(See Notes 5 and 11)

5. AGREEMENTS WITH FUKUDA

     The Company has executed a distribution agreement with Fukuda. The agreement provides Fukuda with exclusive distribution rights relative to certain of the Company's products in Japan for periods extending through May 1999, which may be extended at the option of the parties. Distribution fee revenue received from Fukuda are deferred and are being recognized as revenue over the initial periods covered by the respective agreements.

     In July 1995 and May 1996, the distribution agreement with Fukuda was amended. In exchange for the exclusive distribution rights to additional CVD products, the Company received $750,000 which converted into the right to receive 62,500 shares of Common Stock upon the consummation of the initial public offering. The Company has accounted for this as a convertible obligation payable as of December 31, 1995. In November, 1996, Fukuda exercised the conversion feature of said obligation.

6. LICENSE AGREEMENTS

     In January 1995 the Company entered into a license agreement with Advanced CardioVascular Systems, Inc. ("ACS") under which the Company acquired the exclusive worldwide rights to ACS' SmartNeedle

                         CARDIOVASCULAR DYNAMICS, INC.

technology. The Company assumed responsibility for manufacturing the product in 1996, subject to the payment of royalties. ACS was granted an option, which was exercised in February 1996, to obtain exclusive worldwide rights to certain CVD perfusion technology. In exchange for the perfusion technology, ACS is obligated to make milestone and minimum royalty payments to CVD, and also has certain obligations to develop and market the perfusion technology. An initial milestone of $150 was earned in the year ended December 31, 1996.

     The Company entered into a license agreement with EndoSonics pursuant to which CVD granted EndoSonics the non-exclusive, royalty-free right to certain technology for use in the development and sale of certain products. In exchange, CVD received the non-exclusive, royalty-free right to utilize certain of EndoSonics' product regulatory filings to obtain regulatory approval of CVD products.

7. MARKETABLE SECURITIES AVAILABLE-FOR-SALE

     The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The Company's investment portfolio is managed by a major financial institution. The following is a summary of investments in debt securities classified as current assets and available-for-sale at December 31, 1996:

                                                                        GROSS
                                                                      UNREALIZED
                                                                       HOLDING
                                                                       (LOSSES)
                                                             COST       GAINS        FAIR VALUE
                                                            -------   ----------     ----------
    U.S. Treasury and other agencies debt securities......  $10,000      $(19)        $  9,981
    Corporate debt securities.............................  $15,563       189           15,752
                                                            -------     -----          -------
                                                            $25,563      $170         $ 25,733
                                                            -------     -----          -------

All short-term investments at December 31, 1996 were due within one year.

8. INVENTORIES

     Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consisted of the following:

                                                                          DECEMBER 31,
                                                                     -----------------------
                                                                         1995          1996
                                                                     ------------     ------
    Raw materials..................................................      $162         $1,015
    Work in process................................................       330            510
    Finished goods.................................................       262          1,374
                                                                          ---           ----
                                                                         $754         $2,899
                                                                          ===           ====

                         CARDIOVASCULAR DYNAMICS, INC.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                          DECEMBER 31,
                                                                     -----------------------
                                                                         1995          1996
                                                                     ------------     ------
    Accounts payable...............................................     $  962        $  750
    Accrued payroll and related expenses...........................        352         1,040
    Accrued warranty...............................................        113            29
    Customer Deposits..............................................         --            --
    Other accrued expenses.........................................        257           563
                                                                          ----          ----
                                                                        $1,684        $2,382
                                                                          ====          ====

10. COMMITMENTS

  Operating Leases

     The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term, noncancelable lease agreements that have been accounted for as operating leases. Certain of these leases include scheduled rent increases and renewal options as prescribed by the agreements.

     Future minimum payments by year under long-term, noncancellable operating leases were as follows as of December 31:

            1997........................................................  $  392
            1998........................................................     354
            1999........................................................     178
            2000........................................................      57
                                                                           -----
                                                                          $  981
                                                                           =====

     Rental expense charged to operations for all operating leases during the years ended December 31, 1994, 1995 and 1996, was approximately $60, $171 and $365, respectively.

11. SHAREHOLDERS EQUITY

  Preferred Stock

     In February 1995, every two shares of the Company's outstanding Common Stock was exchanged for one share of Series A Preferred Stock with a liquidation preference of $6.58 per share. In March 1996, the Company issued 400,000 shares of Series B Preferred Stock to EndoSonics at $20.00 per share for aggregate proceeds of $8,000.

     The preferred stockholders converted their shares to common shares upon the consummation of the Company's initial public offering.

  Stock Option Plan

     In May 1996, the Company adopted the 1996, Stock Option/Stock Issuance Plan (the "1996 Plan") which is the successor to the Company's 1995 Stock option plan. Under the terms of the 1996 Plan eligible key employees, directors, and consultants can receive options to purchase shares of the Company's Common Stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the fair value on the date of grant, as determined by the Board of Directors. The Company has authorized 1,200,000 shares of

                         CARDIOVASCULAR DYNAMICS, INC.

Common Stock for issuance under the 1996 Plan. The options granted under the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four year period. Shares underlying the exercise of unvested options are subject to various restrictions as to resale and right of repurchase by the Company which lapses over the vesting period.

                                                                 OPTION PRICE       NUMBER
                                                                  PER SHARE        OF SHARES
                                                               ----------------    ---------
    Balanced at January 1, 1994..............................                         --
    Granted..................................................             $1.00      464,000
    Exercised................................................                         --
    Forfeited................................................                         --
    Cancelled................................................                         --
                                                                ---------------    ---------
    Balanced at December 31, 1994............................             $1.00      464,000
    Granted..................................................   $1.00 to $ 1.50      493,000
    Exercised................................................                         --
    Forfeited................................................                         --
    Cancelled................................................                         --
                                                                ---------------    ---------
    Balanced at December 31, 1995............................   $1.00 to $ 1.50      957,000
    Granted..................................................   $2.50 to $13.25      319,000
    Exercised................................................   $1.00 to $ 1.50     (138,600)
    Forfeited................................................   $1.00 to $13.25      (18,875)
    Cancelled................................................                         --
                                                                ---------------    ---------
    Balance at December 31, 1996.............................   $1.00 to $13.25    1,118,525
                                                                ===============    =========

No options had been exercised and 125,000 options were exercisable at December 31, 1995. As of December 31, 1996, 253,525 options were exercisable.

     During 1995, the Company recorded deferred compensation of approximately $345 for financial reporting purposes to reflect the difference between the exercise price of certain options and the deemed fair value, for financial statement presentation purposes, of the Company's shares of Common Stock. An additional $150 of deferred compensation was recorded during the year ended December 31, 1996. Deferred compensation is being amortized over the vesting period of the related options. $119 of deferred compensation was amortized in the year ended December 31, 1996.

  Stock Purchase Plan

     Under the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees can purchase Common Stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the applicable offering period. A total of 200,000 shares of Common Stock are reserved for issuance under the Purchase Plan.

                         CARDIOVASCULAR DYNAMICS, INC.

12. INCOME TAXES

 Significant components of the Company's deferred tax assets are as follows at
                                  December 31:

                                                           1995                  1996
                                                     -----------------     -----------------
                                                     FEDERAL     STATE     FEDERAL     STATE
                                                     -------     -----     -------     -----
    Net operating loss carryforward................  $ 1,322     $  60     $ 1,792     $  44
    Accrued expenses...............................       20         3         456        78
    Research and development credits...............       97        25         256       144
    Bad debt reserve...............................       63        11         132        23
    Depreciation...................................       --        --          52         9
    Inventory write-downs..........................       73        13          51         9
    Capitalized research and development...........       --       150          --       276
    Deferred revenue...............................       45         8          28         5
    Other..........................................       --        --          47        57
                                                     -------     -----     -------     -----
    Gross deferred tax assets......................    1,620       270       2,814       645
    Valuation allowance............................   (1,620)     (270)     (2,814)     (645)
    Total deferred tax assets......................       --        --          --        --
                                                     -------     -----     -------     -----
    Net deferred tax assets........................  $    --     $  --     $    --     $  --
                                                     =======     =====     =======     =====

     The valuation allowance increased by $1,569 and $1,072 in 1996 and 1995, respectively.

     The Company's effective tax rate differs from the statutory rate of 35% due to federal and state losses which were recorded without tax benefit.

     At December 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $5,120,000 and $740,000, respectively, which expire in the years 1997 through 2010. In addition, the Company has research and development tax credits for federal and state income tax purposes of approximately $256,000 and $144,000, respectively, which expire in the years 2008 through 2010.

     Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

13. EMPLOYEE BENEFIT PLAN

     The Company provides a 401(k) Plan for all employees 21 years of age or older with over 3 months of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 1996 and 1995.

                         CARDIOVASCULAR DYNAMICS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1996, 1995, and 1994
                                 (In thousands)


                 Column A                         Column B               Column C            Column D        Column E
----------------------------------------------    --------        -----------------------    --------        --------
                                                                         Additions
                                                                  -----------------------
                                                  Balance at      Charges to      Charged                    Balance
                                                  Beginning       Cost and        to Other                   End of
            Description                           of Period       Expenses        Accounts   Deductions      Period
-----------------------------------------------   ---------       ----------      --------   ----------      --------
Year Ended December 31, 1996
  Allowance for doubtful accounts..............      $180            $221           $--        $(24)          $377
  Accrued warranty expenses....................      $113            $ --           $--        $(84)          $ 29

Year Ended December 31, 1995
  Allowance for doubtful accounts..............      $ 85            $ 95           $--        $ --           $180
  Accrued warranty expenses....................      $ 20            $ 93           $--        $ --           $113

Year Ended December 31, 1994
  Allowance for doubtful accounts..............      $ --            $ 85           $--        $ --           $ 85
  Accrued warranty expenses....................      $ --            $ 20           $--        $ --           $ 20