Form 10-Q
period 1997-03-31
ENDOSONICS CORP
filed 1997-05-15
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the Quarter Ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

             For the transition period from            to
                                            ----------    ------

                         Commission file number 0-19880

                             ENDOSONICS CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                      68-0028500
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

On March 31, 1997, the registrant had outstanding 13,550,666 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

This report on Form 10-Q including all exhibits, contains 16 pages.

                             ENDOSONICS CORPORATION

                                    FORM 10-Q

                                  FIRST QUARTER

                                TABLE OF CONTENTS


                                                                                                        Page
Part I.    Financial Information

Item 1.   Consolidated Financial Statements
           Consolidated balance sheets at March 31, 1997 and
              December 31, 1996.....................................................................       3
           Consolidated statements of operations for the three months
                  ended March 31, 1997 and 1996.....................................................       4
           Condensed consolidated statements of cash flows for the
                  three months ended March 31, 1997 and 1996........................................       5
           Notes to condensed consolidated financial statements.....................................       6

Item 2.   Management's discussion and analysis of financial condition
           and results of operation.................................................................        9

Part II.   Other Information........................................................................       11

Item 1 through 5.     Not Applicable.

Item 6..............................................................................................       13

     (a) Exhibits:

         Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K.

Signatures..........................................................................................       14
Exhibit Index.......................................................................................       16


                             ENDOSONICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                                       March 31,     December 31,
                                                                         1997            1996
                                                                      ----------     ------------
ASSETS
Current assets:
  Cash and equivalents                                                 $36,350         $ 34,943
  Short-term investments                                                    --            5,249
  Trade accounts receivable, net                                         7,917            5,682
  Inventories                                                            3,382            3,572
  Accrued interest receivable and other current assets                     925            1,202
                                                                       -------         --------
        Total current assets                                            48,574           50,648
Property and equipment, net                                              2,155            1,947
Investment in Cardiometrics, Inc.                                        2,317               --
Investment in CardioVascular Dynamics, Inc.                             19,290           19,444
Other non-current assets                                                    29               --
                                                                       -------         --------
                                                                       $72,365         $ 72,039
                                                                       =======         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable and accrued expenses                                $ 5,474         $  5,969
  Deferred distributorship fee revenue                                      --                3

SHAREHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
     5,000,000 shares authorized, no shares issued and outstanding           -                -
Common stock, $.001 par value; 25,000,000 shares
     authorized as of December 31, 1996; and 13,550,666
     and 13,522,572 shares issued and outstanding as of
     March 31, 1997 and December 31, 1996, respectively                     14               14
Additional paid-in capital                                             124,424          124,024
Accumulated deficit                                                    (57,495)         (58,000)
Unrealized (gain) loss on available-for-sale securities                     (3)               1
Foreign currency translation                                               (49)              28
       Total shareholder's equity                                       66,891           66,067
                                                                      --------         --------
                                                                      $ 72,365         $ 72,039
                                                                      ========         ========




                             See accompanying notes

                            ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (In thousands except share and per share amounts)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      1997         1996
                                                                    --------      -------


Revenues:
   Product sales                                                    $  6,221       $ 5,182
   License fee                                                            --           100
   Contract revenue                                                      109           390
                                                                    --------      --------
Total revenue                                                          6,330         5,672

Cost of sales                                                          3,419         3,496
                                                                    --------      --------
Gross margin                                                           2,911         2,176

Operating expenses:
   Research, development and clinical                                  1,016         1,613
   Marketing and sales                                                   906         1,555
   General and administrative                                            829           856
                                                                    --------      --------
         Total operating expenses                                      2,751         4,024

Income (loss) from operations                                            160        (1,848)

Equity in net loss of CVD                                               (269)           --
Other income:
   Interest income                                                       611           591
   Distributorship fees                                                    3            18
                                                                    --------      --------
         Total other income                                              614           609
                                                                    --------      --------
Net income (loss)                                                   $    505      ($ 1,239)
                                                                    ========      ========

Net (loss) per share                                                                ($0.09)
                                                                                  ========

Earnings Per Share
     Primary                                                           $0.03
                                                                    ========
     Fully Diluted                                                     $0.03
                                                                    ========
     Basic                                                             $0.04
                                                                    ========
     Diluted                                                           $0.03
                                                                    ========
Shares used in the calculation of net (loss) per share                          13,094,157
                                                                                ==========

Shares used in the calculation of net income per share Primary    15,270,617
                                                                  ==========
       Fully Diluted                                              15,270,617
                                                                  ==========
       Basic                                                      13,547,464
                                                                  ==========
       Diluted                                                    15,270,617
                                                                  ==========

                             See accompanying notes

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)


                                                                                  Three months ended March 31,
                                                                                       1997            1996
                                                                                  -------------    -----------
Cash flows from operating activities
     Net income (loss)                                                                $    505        ($1,239)
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
          Amortization of deferred compensation                                             --             26
          Depreciation and amortization                                                    149            175
          Equity in net loss of CVD                                                        269             --
          Net changes in:
               Operating assets                                                        (1,874)            (42)
               Operating liabilities and deferred revenue                                (498)             (6)
                                                                                      --------       --------
                    Net cash used in operating activities                              (1,449)         (1,086)

Cash flows from investing activities:
     Purchase of short-term investments                                                     --        (11,859)
     Sales of short-term investments                                                        56              80
     Maturities of short-term investments                                                5,189           6,108
     Purchase of Cardiometrics Common Stock                                            (2,317)              --
     Capital expenditures for property and equipment                                     (357)           (207)
                                                                                      --------       --------
                    Net cash provided by investing activities                            2,571         (5,878)

Cash flows from financing activities:
     Proceeds from common stock issuance to Cordis
       Corporation                                                                          --           5,000
     Proceeds from exercise of options                                                     285
                                                                                                         1,718
                                                                                      --------        --------
                    Net cash provided by financing activities                              285
                                                                                                         6,718

Net (decrease) increase in cash and equivalents                                          1,407           (246)
Cash and equivalents, beginning of period                                               34,943          36,757
                                                                                      ========        ========
Cash and equivalents, end of period                                                   $ 36,350        $ 36,511
                                                                                      ========        =======





                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at March 31, 1997 and the consolidated results of its operations and cash flows for the three month period ended March 31, 1997, and 1996. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, contained in the Company's Annual Report on Form 10-K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EndoSonics Corporation (the "Company"), a Delaware Corporation, and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (see
Note 4).

INVESTMENTS

In accordance with SFAS 115, the Company has divided its investment portfolio into held-to-maturity and available-for-sale categories. Unrealized losses on available-for-sale securities are recorded as a separate component of shareholders' equity.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                          March 31, 1997     December 31, 1996
                                          --------------     -----------------
               Raw materials                 $   963              $   798
               Work-in-process                 1,635                1,181
               Finished goods                    784                1,593
                                             -------              -------
               Total                         $ 3,382              $ 3,572
                                             =======              =======

3.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of net (loss) per share because their effect is antidilutive. Conversely, common equivalant shares from stock options are included in the computation of net income per share as their effect is dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to be immaterial. The impact of Statement 128 on the calculation of fully diluted earnings per share for the quarter ended March 31, 1997 and March 31, 1996 is not expected to be material.

4.  CHANGE IN OWNERSHIP PERCENTAGE OF CARDIOVASCULAR DYNAMICS, INC.

On June 19, 1996, EndoSonics' 84% owned subsidiary, CardioVascular Dynamics, Inc. (CVD), successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to CVD's underwriters). As of March 31, 1997, EndoSonics owned 45% of the outstanding shares of CVD. As a result of this transaction, CVD's results of operations are accounted for on the equity method. In the quarter ended March 31, 1997, the Company recorded $269 representing its proportionate share of CVD's net losses for the period. Financial information for CVD is shown below:

BALANCE SHEET INFORMATION - CVD

      (Unaudited)                                                      March 31, 1997
                                                                       --------------
      (In thousands)

      Current assets                                                       $48,049
      Property and equipment, net                                            1,311
      Other assets                                                             431
                                                                           -------
               Total assets                                                $49,791
                                                                           =======

      Current liabilities                                                  $ 2,494
      Deferred distributorship fee revenue                                      17
      Stockholders' equity                                                  47,280
                                                                           -------
               Total liabilities and stockholders' equity
                                                                           $49,791
                                                                           =======

      EndoSonics' share of CVD's net assets                                $19,290
                                                                           =======

STATEMENT OF OPERATIONS - CVD

              (Unaudited)                                            Three Months Ended
              (In thousands)                                           March 31, 1997
                                                                       --------------
              Total revenue                                               $ 3,019
              Cost of sales                                                 1,416
                                                                         -------
              Gross profit                                                  1,603
                       Total operating expenses                             2,786
                                                                         -------
              Loss from operations                                         (1,183)
                                                                         --------
              Other income (expense)                                          585
                                                                         ========
              Net loss                                                      ($598)
                                                                         ========
              EndoSonics' share of net losses of CVD                        ($269)
                                                                         ========

Cardio Vascular Dynamics, Inc., stock is quoted on The Nasdaq Stock Market. The closing price of CVD's stock at March 31, 1997 was $10.00 per share. The Company held 4,040,000 shares of CVD's common stock at March 31, 1997.

5.  RESTRUCTURING AND OTHER CHARGES

In June 1996, the Company recorded restructuring and other charges of approximately $3.1 million in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five-64 imaging devices. The elements of the total charges as of March 31, 1997 are as follows:


                                                                 (In Thousands)
                                                                  Representing
                                                                      Asset           Future
                                                   Provision        Write-Downs     Cash Outlays
                                                   ---------      --------------    ------------

Consolidation of facilities                        $    994                            $  994
Conversion to new technology                          1,849          $  808             1,041
Corporate reorganization                                223                               223
                                                   --------          ------            ------
                                                   $  3,066          $  808            $2,258
                                                   ========          ======            ======

As of March 31, 1997, the reserve for restructuring and other charges was approximately $906.

6.  PENDING BUSINESS ACQUISITION

On January 27, 1997, EndoSonics Corporation and Cardiometrics, Inc., jointly announced the signing of a definitive merger agreement for a transaction value at approximately $9.00 per share of Cardiometrics common stock or $66.7 million. Under the merger agreement approved by the boards of both companies, Cardiometrics' stockholders will receive 0.35 newly issued shares of EndoSonics common stock, 0.20 shares of CardioVascular Dynamics, Inc., common stock, held by EndoSonics, and $2.00 cash, in exchange for each share of Cardiometrics common stock. The CVD exchange ratio will be increased up to a maximum of 0.2636 per Cardiometrics common share if the total merger consideration is less than $9.00 per Cardiometrics common share during a specified period immediately preceding the stockholders meeting of Cardiometrics to approve the merger. EndoSonics has the right to substitute cash for these additional CVD shares. CVD is a 45%-owned publicly-traded subsidiary of EndoSonics.

The merger is subject to the approval of the stockholders of Cardiometrics and certain regulatory approvals. It is anticipated that the combination will be accounted for under the purchase method of accounting. Cardiometrics also granted EndoSonics an option to purchase up to 19.9% of its outstanding shares exercisable only on the occurrence of specified events including termination of the merger agreement following commencement of a tender offer by a third party for Cardiometrics. As of March 31, 1997, EndoSonics held 300,000 shares of Cardiometrics common stock.

Also, in January 1997, the Board of Directors of EndoSonics approved a dividend of .04 shares of CVD common stock to be paid on each outstanding share of EndoSonics common stock with the record date and exact date of distribution to be determined after the close of merger described above.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the Company's relationship with Cordis Corporation and the effect on Cordis of its acquisition by Johnson & Johnson, Inc., scale-up of the Company's manufacturing operations for the Company's existing products and the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For a discussion of these and other factors, please see "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

OVERVIEW

Since its inception in 1984, EndoSonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its IVUS imaging systems and catheters.

The Company markets and distributes its IVUS imaging products in the United States, Europe and Japan through relationships with strategic partners, certain other distributors and, to a lesser extent, through a direct sales force. In February 1996, EndoSonics and Cordis Corporation (a Johnson & Johnson Company) entered into an Exclusive Distribution Agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. The Exclusive Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Netherlands B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell EndoSonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with EndoSonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from EndoSonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by EndoSonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods. In connection with the execution of the Exclusive Distribution Agreement, the

Company issued 350,877 shares of Common Stock to Cordis in a private placement transaction for an aggregate purchase price of approximately $5,000,000. The Company has since registered the shares of Common Stock issued to Cordis. The Company and Cordis are currently in discussions with regard to amending the Exclusive Distribution Agreement to cover both South America and Japan.

CardioVascular Dynamics, Inc., formerly an 84%-owned subsidiary of the Company's designs, develops, manufactures and markets catheters used to treat certain vascular diseases. CVD's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. CVD's proprietary FOCAL and Multiple Microporous Membrane ("M3") technologies enable physicians to deliver therapeutic radial force, stents, drugs or contrast media accurately and effectively to the treatment site in addition to allowing the perfusion of blood during an interventional procedure. CVD's catheters are designed to address three principal challenges facing cardiologists: restenosis of a treated vessel, chronic total occlusions and acute reclosure of a vessel during or soon after a procedure. CVD completed its initial public offering in June of 1996 and, as a result, its assets, liabilities and results of operations are no longer included in the Company's consolidated financial statements. The Company currently holds approximately 45% of the outstanding shares of the Common Stock of CVD and accounts for its investment on the equity method.

The Company's business strategy includes acquiring related businesses, products or technologies. In January 1997, the Company entered into an agreement to acquire Cardiometrics, Inc. through the merger of a wholly-owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly-owned subsidiary of the Company. The Company expects to incur an approximate $40 million dollar in-process research and development charge as a result of the acquisition. The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could materially adversely affect the Company's business financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions and the amortization periods for such costs will be over the useful lives of such assets, which range from three years to eight years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired Company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired Company's key employees as well as the costs associated with completing the acquisition and integrating the acquired Company.

The Company acquired Du-Med BV ("Du-Med") in 1994 in order to obtain micromotor IVUS technology and subsequently established the Company's European headquarters at DuMed's facility in The Netherlands.

In 1993, the Company introduced both its Oracle Imaging System, a platform upgrade from its previous system, and enhanced imaging catheters. The Company also commenced the Pinnacle Development Project, which involved the development of new IVUS technology and resulted in the Five-64 catheter line and an enhanced Oracle Imaging System. The Company announced the receipt of FDA approval to market these products in October 1995. In addition, the Company announced the receipt of a PMA to market its FOCAL catheter in October 1995. CVD began sales of the FOCAL catheter in 1995. The Company began commercial sales of the enhanced Oracle Imaging System in the fourth quarter of 1995 and began commercial sales of the Five-64 catheter line in the first quarter of 1996. The Company is currently expanding its manufacturing capacity for these new products. The Company's financial results will be affected in the future by certain factors, including the scaling up of manufacturing for the Company's Five-64 catheter line, market acceptance of the Company's new products and the revenue mix between sales of imaging systems and catheters and changes in government regulation regarding third-party reimbursement applicable to the Company's System and Products.


RESULTS OF OPERATIONS

FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD IN 1996

Total Revenue. Total revenue increased 12% to $6.3 million for the first quarter of 1997, which included no CVD revenue, from $5.7 million for the first quarter of 1996, which included $2.0 million of CVD revenue. Revenues for the IVUS business increased 74% from $3.6 million in the first quarter of 1996. The principal reasons for this increase are continued growth in demand for IVUS products both in the U.S. and overseas markets, and increased sales through the Company's agreement with Cordis Corporation. Further growth is dependent on the ability of the Company to increase production of its new Five/64 catheters to levels anticipated to meet demand for the product in both the U.S. and overseas markets.

Cost of Sales. Cost of sales as a percentage of product sales decreased to 54% for the first quarter of 1997 (all IVUS) from 62% in the first quarter of 1996, which included $0.9 million of CVD cost of sales. For the IVUS business, cost of sales decreased from 70% in the first quarter of 1996. Cost of sales as a percentage of product sales in 1997 was reduced principally by volume increases and improved manufacturing efficiencies. Gross profit margins for the IVUS business were 46% for the first quarter of 1997 as compared to 30% for the first quarter of 1996. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Other Research, Development and Clinical. Other research, development and clinical decreased to $1.0 million (all IVUS) for the first quarter of 1997 as compared to $1.6 million for the first quarter of 1996, which included $0.6 million of CVD other research, development and clinical.

Marketing and Sales. Marketing and sales expenses decreased to $0.9 million for the first quarter of 1997 (all IVUS) from $1.6 million for the first quarter of 1996, which included $0.6 million of CVD marketing and sales expenses. The decrease of 8% from $1.0 million in the first quarter of 1996 for the IVUS business is primarily the result of a stabilization of costs associated with increased staffing and marketing programs both International and in the United States in support of higher sales. As a percentage of total revenue, marketing and sales expenses for IVUS decreased to 14% for the three months ended March 31, 1997 compared to 27% for the three months ended March 31, 1996, due primarily to increased revenues.

General and Administrative. General and administrative expenses decreased slightly to $0.8 million for the first quarter of 1997 (all IVUS) from $0.9 million (including CVD) for the first quarter of 1996. For the IVUS business, general and administrative expenses increased 47% from $0.6 million in the first quarter of 1996 due to an overall increase in the Company's level of operations. As a percentage of total IVUS revenues, general and administrative expenses decreased to 13% for the three months ended March 31, 1997, as compared to 15% of total revenue for the three months ended March 31, 1996 due to increased revenue.

Other Income, Net. Other income remained at $0.6 million for both the three months ended March 31, 1997 and March 31, 1996.

Net Income. Net income increased to $0.5 million, or $0.03 per share for Primary, Fully Diluted, and Diluted EPS and $0.04 for Basic EPS for the three months ended March 31, 1997, as compared to a net loss of $1.2 million, or ($0.09) per share, for the three months ended March 31, 1996. First quarter 1997 included $0.3 million of losses of CVD which the Company accounts for using the equity method. On a comparable basis, the IVUS business reported a net income of $0.8 million for the first quarter of 1997 as compared to a net loss of $0.9 million for the first quarter of 1996.

Liquidity and Capital Resources At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $36.4 million and no borrowings or credit facilities. Net cash used in operations was $1.4 million in 1997, as compared to $1.0 million in 1996. Cash used in operating activities includes primarily increases in accounts receivable versus 1996 levels, and increases in current liabilities. The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing, and working capital purposes, prior to achieving positive cash flow from operations. The Company believes that its existing cash, cash equivalents, and short-term investments as of March 31, 1997 will be sufficient to meet the Company's operating expenses and capital requirements through 1997. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

                                OTHER INFORMATION

Items 1 through 5.         Not applicable.

Item 6.                    Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 27        Financial Data Schedule

(b)  On February 10, 1997, the Company filed a report on Form 8-K, for an item 5 event regarding its proposed acquisition of Cardiometrics, Inc. and the related Agreement and Plan of Reorganization.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENDOSONICS CORPORATION



                                             /s/ Reinhard Warnking
                                             ---------------------
                                                 Reinhard Warnking
                                                    President and
                                          Chief Executive Officer

                                              Date:  May 11, 1997




                                            /s/ Donald D. Huffman
                                            ---------------------
                                                Donald D. Huffman
                                          Vice President-Finance,
                                     Chief Financial Officer, and
                                     Principal Accounting Officer

                                              Date:  May 11, 1997

                                 EXHIBIT INDEX



27       Financial Data Schedule