Form 10-K/A
period 1996-12-31
ENDOSONICS CORP
filed 1997-06-13
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-K/A

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

         On March 14, 1997, approximately 13,535,566 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on or about May 28, 1997 are incorporated by reference into Part III.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had cash, cash equivalents and short-term investments of $40.2 million and no borrowings or credit facilities. Net cash used in operations was $4.1 million in 1996, as compared to $12.2 million in 1995. Cash used in operating activities includes funding the operating loss partially offset by decreases in accounts receivable and inventory versus 1995 levels, increases in current liabilities and $5.0 million from the issuance of common stock to Cordis Corporation. In 1995 the Company received approximately $35 million from the issuance of common stock in a follow-on offering. In 1994 the Company received $2.5 million from the sale of CVD common stock. As a result of CVD completing its initial public offering in June of 1996, its assets, liabilities, and results of operations are no longer included in the Company's consolidated statements of cash flows which resulted in a use of cash from investing activities of $6.4 million. The
Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing, and working capital purposes, prior to achieving positive cash flow from operations. The Company believes that its existing cash, cash equivalents, and short-term investments as of December 31, 1996 will be sufficient to meet the Company's operating expenses and capital requirements through 1997. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company. See "Future Operating Results -- History of Operating Losses; Anticipated Future Losses."

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

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 28, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 28, 1997. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 28, 1997.

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

10.2(3) Distribution Agreement dated February 28, 1990 between the Company and Fukuda Denshi Co., Ltd.
10.3(3) Distribution Agreement dated as of January 31, 1991 between the Company and Esaote.
10.4(3) Line of Credit Agreement between the Company and Wells Fargo Bank, N.A. dated November 19, 1990.
10.5(3) Lease dated October 31, 1991 between the Company and Olympia Investments, Inc. for the Pleasanton facilities.
10.6(3) Lease dated May 1, 1990 between the Company and Commonwealth Growth Fund I and the Rancho Cordova facilities and Amendment to Lease dated January 9, 1992.
10.7(3) 1988 Stock Option Plan and forms of a Stock Option Agreement and a Stock Purchase Agreement.
10.8(3) 1984 Restricted Stock Purchase Plan and form of a Stock Purchase Agreement.
10.9(3) Form of Indemnification Agreement between the Company and directors of the Company.
10.10(5)  Form of Domestic Distribution Agreement.
10.11(4) Supplemental Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD.
10.12(4) Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD.
10.13(4) Product Development Agreement dated June 5, 1992, by and between the Company and CVD.
10.14(6) Distribution Agreement dated May 28, 1993 between CVD and Fukuda Denshi Co., Ltd.
10.15(6) Micro Motor Catheter and Instrument Development Agreement, Funding and Option Agreement, Escrow and License agreement, and Distribution Agreement dated October 1993 between the Company and Du-MED.
10.16(9) Stock Purchase and Technology License Agreement dated September 10, 1994 by and among Endosonics, CVD and SCIMED Life Systems, Inc.
10.17(9) Exclusive Distribution Agreement dated November 1, 1994 between Cordis S.A. and Endosonics, as amended on December 20, 1994.
10.18(7) Imaging/Therapeutic Combination Devices Development Agreement dated as of February 2, 1996 by and between Cordis Corporation ("Cordis") and the Company.
10.19(7) Exclusive Distribution Agreement dated February 2, 1996 by and between Cordis and the Company.
10.20(10) Shareholder Agreement dated June 19, 1996 between Endosonics and CVD.
10.21     License Agreement dated May 16, 1997 between Endosonics and CVD.
10.22 Registration Rights Agreement dated May 14, 1997 by and between Endosonics and CVD.
23.1      Consent of Ernst & Young LLP, Independent Auditors.
24.1 Power of Attorney. (Reference is made to page 33 of this Report on Form 10-K/A.)
27.1**    Financial Data Schedule.

----------
*         Confidential Treatment Granted.
**        Previously filed.

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

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 21, 1995.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 19, 1997.

(d)      1. Financial Statements of Cardiovascular Dynamics, Inc.

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

         2. Financial Statement Schedule.

            II - Valuation and Qualifying Accounts

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENDOSONICS CORPORATION


Date:  June 13, 1997           By: /s/ Reinhard J. Warnking
                                    -------------------------------
                                    Reinhard J. Warnking
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Donald D. Huffman
                                    -------------------------------
                                    Donald D. Huffman
                                    Vice President, Finance and Administration
                                    (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                                    Date
---------                 -----                                                    ----

Reinhard J. Warnking*     President, Chief Executive Officer and Director          June 13, 1997
------------------------- (Principal Executive Officer)
Reinhard J. Warnking


/s/ Donald D. Huffman     Vice President, Finance and Administration               June 13, 1997
------------------------- (Principal Financial and Accounting Officer)
Donald D. Huffman


Roger Salquist*           Chairman of the Board of Directors                       June 13, 1997
-------------------------
Roger Salquist

Thomas J. Cable*          Director
-------------------------                                                          June 13, 1997
Thomas J. Cable

William G. Davis*         Director
-------------------------                                                          June 13, 1997
William G. Davis

Michael R. Henson*        Director
-------------------------                                                          June 13 1997
Michael R. Henson

Edward M. Leonard*        Director
-------------------------                                                          June 13, 1997
Edward M. Leonard

Paul R. Norris*           Director
-------------------------                                                          June 13, 1997
Paul R. Norris

David H. Rammler*         Director
-------------------------                                                          June 13, 1997
David H. Rammler

*By:   /s/ Donald D. Huffman
    ----------------------------------------
     (Donald D. Huffman - Attorney-in-Fact)

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
        ========================================================

Revenue Recognition and Warranties

The Company recognizes revenue from the sale of its products when the goods are shipped to its customers, including distributors. Contract revenue is recognized upon the completion of specified milestones. For ultrasound imaging systems sold in the United States, the Company provides a 12-month limited warranty covering materials and workmanship. For ultrasound imaging systems sold to its international distributors, the Company provides various warranty periods up to 12 months covering replacement parts. A provision for anticipated warranty expenses is accrued at the time of shipment. Customers may purchase extended warranty coverage for additional one-year periods. Revenue from sales of extended warranties is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty.

Advertising Expenses

The Company expenses advertising costs when incurred. Advertising expenses have not been significant in any period presented.

Stock Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which the Company adopted in 1996, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized. See Note 12 for pro forma disclosures required by SFAS 123.

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

In March 1996, the Company purchased 400,000 shares of CVD Series B Preferred Stock at $20.00 per share for an aggregate purchase price of $8,000. The Company converted their shares to common shares upon the consummation of CVD's initial public offering.

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

6.       DISTRIBUTION AGREEMENTS

During 1994, the Company entered into agreements with Cordis for the exclusive distribution by Cordis of certain of EndoSonics intracoronary ultrasound systems and catheters worldwide, excluding Japan, Canada and certain European countries. These agreements expired in 1995. In February 1996, the Company and Cordis entered into a new agreement which provides for the exclusive distribution of EndoSonics' products in North America, Europe, Africa and the Middle East through 1998. During the term of the agreement, Cordis shall use reasonable efforts to make Minimum Purchase Amounts, as defined, of $10 million, $15 million and $20 million in 1996, 1997 and 1998 respectively.

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

         The Company has executed distribution agreements with Fukuda, a common shareholder of EndoSonics. The agreements provide Fukuda with exclusive distribution rights relative to certain of the Company's products in Japan for periods extending through May 1999, which may be extended at the option of the parties. Distribution fees received from Fukuda are being recognized as revenue over the initial periods covered by the respective agreement. There are no purchase commitments between Fukuda and the Company.

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

12.      EQUITY

COMMON STOCK

In 1995 the Company completed a second public offering of 2,645,000 shares of its common stock. The Company received net proceeds of approximately $35 million.

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

         The following is a summary of the activity, including the range of per share option prices, in the 1988 Plan during each of the three years in the period ended December 31, 1996:

        ----------------------------------------------------------------
                                                                Weighted
                                   Shares          Option         Avg.
                                   Under           Price        Exercise
                                   Option         Per Share       Price
        ================================================================
         Balance at
         December 31, 1993        1,076,369     $.32 - $16.50     $5.50
           Granted                  497,236     3.75 -   7.00      5.43
           Canceled                 (43,486)     .80 -   9.75      7.11
           Exercised               (124,094)     .32 -   7.00      1.27
         ---------------------------------------------------------------
         Balance at
         December 31, 1994        1,406,025      .32 -  16.50      6.57
           Granted                  852,850     7.75 -  13.88     10.34
           Canceled                 (86,941)    5.25 -  10.00      6.20
           Exercised               (126,545)     .32 -   7.75      5.59
         ---------------------------------------------------------------
         Balance at
         December 31, 1995        2,045,389      .32 -  16.50      8.24
           Granted                  668,685    11.88 -  16.00     12.18
           Canceled                 (61,324)    3.75 -  13.88     10.92
           Exercised               (337,384)     .32 -   9.75      7.28
         ---------------------------------------------------------------
         Balance at
         December 31, 1996        2,315,366     $.32 - $16.50     $7.90
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

                                  EXHIBIT INDEX





Exhibit  Description
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



Exhibit   Description
-------   -----------
10.19(7)  Exclusive Distribution Agreement dated February 2, 1996 by and between
          Cordis and the Company ....................................................
10.20(10) Shareholder Agreement dated June 19, 1996 between Endosonics and CVD ......
10.21     License Agreement dated February 6, 1997 between Endosonics and CVD .......
10.22     Registration Rights Agreement dated May 14, 1997 by and between
          Endosonics and CVD ........................................................
23.1      Consent of Ernst & Young LLP, Independent Auditors ........................
24.1      Power of Attorney (Reference is made to page 33 of this
          Report on Form 10-K/A.) ...................................................
27.1**    Financial Data Schedule ...................................................

----------

*        Confidential Treatment Granted.
**       Previously filed.

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

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 21, 1995.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 19, 1997.