Form 10-Q
period 1997-06-30
ENDOSONICS CORP
filed 1997-08-14
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarter Ended June 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

           For the transition period from_____________to_____________

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

        Registrant's telephone number, including area code (916) 638-8008

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  X  No
                                       ----   ----


On June 30, 1997, the registrant had outstanding 13,562,177 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

This report on Form 10-Q including all exhibits, contains 19 pages.

                             ENDOSONICS CORPORATION

                                    FORM 10-Q
                                 SECOND QUARTER

                                TABLE OF CONTENTS

                                                                                                                  Page
Part I.    Financial Information

Item 1.    Condensed consolidated Financial Statements

           Condensed consolidated balance sheets at June 30, 1997 and

               December 31, 1996...............................................................................     3

           Condensed consolidated statements of operations for the three months

               and six months ended June 30, 1997 and 1996.....................................................     4

           Condensed consolidated statements of cash flows for the

              six months ended June 30, 1997 and 1996..........................................................     5

           Notes to condensed consolidated financial statements................................................     6

Item 2.    Management's discussion and analysis of financial condition

           and results of operations...........................................................................    10

Part II.   Other Information

Item 1   through 3.     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders...................................................    15

Item 5.  Not Applicable

Item 6   Exhibits and Reports on Form 8K.......................................................................    16

     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule

Signatures......................................................................................................   17

Exhibit Index...................................................................................................   18

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)



                                                                            June 30,          December 31,
                                                                              1997                1996
                                                                            ---------           ---------
ASSETS
Current assets:
  Cash and equivalents                                                      $  35,219           $  34,943
  Short-term investments                                                         --                 5,249
  Trade accounts receivable, net                                                8,263               5,682
  Inventories                                                                   3,712               3,572
  Accrued interest receivable and other current assets                          1,448               1,202
                                                                            ---------           ---------
        Total current assets                                                   48,642              50,648
Property and equipment, net                                                     2,291               1,947
Investment in Cardiometrics, Inc.                                               2,317                --
Investment in CardioVascular Dynamics, Inc.                                    18,918              19,444
Other non-current assets                                                           28                --
                                                                            ---------           ---------
                                                                            $  72,196           $  72,039
                                                                            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                     $   4,659           $   5,969
  Deferred distributorship fee revenue                                           --                     3

SHAREHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
     5,000,000 shares authorized, no shares issued and outstanding               --                  --
Common stock, $.001 par value; 25,000,000 shares
     authorized as of December 31, 1996; and 13,562,177
     and 13,522,572 shares issued and outstanding as of
     June 30, 1997 and December 31, 1996, respectively                             14                  14
Additional paid-in capital                                                    124,278             124,024
Accumulated deficit                                                           (56,744)            (58,000)
Unrealized (gain) loss on available-for-sale securities                             1                   1
Foreign currency translation                                                      (12)                 28
                                                                            ---------           ---------
       Total shareholder's equity                                              67,537              66,067
                                                                            ---------           ---------
                                                                            $  72,196           $  72,039
                                                                            =========           =========




                             See accompanying notes

                             ENDOSONICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                                     1997             1996             1997             1996
                                                                 ------------     ------------     ------------     ------------
Total revenue                                                    $      7,134     $      7,101     $     13,464     $     12,773
Cost of sales                                                           3,819            5,306            7,238            8,802
                                                                 ------------     ------------     ------------     ------------
            Gross profit                                                3,315            1,795            6,226            3,971

Operating expenses:
   Research, development and clinical                                     910            2,232            1,925            3,845
   Marketing and sales                                                  1,029            2,139            1,933            3,694
   General and administrative                                             858            1,806            1,690            2,662
   Restructuring                                                         --                518             --                518
                                                                 ------------     ------------     ------------     ------------
            Total operating expenses                                    2,797            6,695            5,548           10,719
                                                                 ------------     ------------     ------------     ------------
Income (loss) from operations                                             518           (4,900)             678           (6,748)
Equity in net loss of CVD                                                (261)             (49)            (526)             (49)
Other income (expense):
   Interest income                                                        494              595            1,101            1,186
   Distributorship fees and other                                        --                (34)               3              (16)
                                                                 ------------     ------------     ------------     ------------
         Total other income                                               494              561            1,104            1,170
                                                                 ------------     ------------     ------------     ------------

Net income (loss)                                                $        751          ($4,388)    $      1,256          ($5,627)
                                                                 ============     ============     ============     ============
Net income (loss) per share                                      $       0.05           ($0.33)    $       0.08           ($0.42)
                                                                 ============     ============     ============     ============
Shares used in the calculation of net
   income (loss) per share                                         15,366,510       13,448,205       15,463,308       13,271,181
                                                                 ============     ============     ============     ============






                             See accompanying notes

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

               (In thousands, except share and per share amounts)


                                                                    Six months ended June 30,
                                                                      1997              1996
                                                                   --------           --------
Cash flows from operating activities
     Net income (loss)                                                1,256            ($5,627)
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
          Depreciation and amortization                                 261                345
          Amortization of deferred compensation                        --                   57
          Equity in net loss CVD                                        526               --
          Net changes in :
               Operating assets                                      (3,030)              (605)
               Operating liabilities and deferred revenue            (1,318)             1,346
                                                                   --------           --------
Net cash used in operating activities                                (2,305)            (4,484)
                                                                   --------           --------

Cash flows from investing activities:
     Purchase of short-term investments                                --              (11,859)
     Sales of short-term investments                                   --                  158
     Maturities of short-term investments                             5,249             14,032
     Purchase of Cardiometrics Common Stock                          (2,317)              --
     Impact of CVD IPO                                                 --               (7,337)
     Capital expenditures for property and equipment                   (605)              (635)
                                                                   --------           --------
Net cash provided by (used in) investing activities                   2,327             (5,641)
                                                                   --------           --------

Cash flows from financing activities:
     Proceeds from common stock issuance to Cordis Corp.               --                5,000
     Proceeds from exercise of options                                  254              2,033
     Deferred Compensation                                             --                 (150)
                                                                   --------           --------
Net cash provided by financing activities                               254              6,883
                                                                   --------           --------

Net increase (decrease) in cash and equivalents                         276             (3,242)
Cash and equivalents, beginning of period                            34,943             36,757
                                                                   ========           ========
Cash and equivalents, end of period                                  35,219           $ 33,515
                                                                   ========           ========






                             See accompanying notes.

                             ENDOSONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at June 30, 1997 and the consolidated results of its operations and cash flows for the three and six month periods ended June 30, 1997, and 1996. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, contained in the Company's Annual Report on Form 10-K/A.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EndoSonics Corporation, a Delaware Corporation, and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (see Note 4).

INVESTMENTS

In accordance with SFAS 115, the Company has divided its investment portfolio into held-to-maturity and available-for-sale categories. Unrealized losses on available-for-sale securities are recorded as a separate component of shareholders' equity.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                                 June 30, 1997       December 31, 1996
                                                 -------------       -----------------
Raw materials                                      $1,201                 $  798
Work-in-process                                     1,454                  1,181
Finished goods                                      1,057                  1,593
                                                   ------                 ------

Total                                              $3,712                 $3,572
                                                   ======                 ======


3.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during each year, including dilutive common equivalent shares, such as stock options. Net (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares, such as stock options, are excluded from the computation of net (loss) per share because their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS No. 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 requires presentation of basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Stock options will be included in the calculation of diluted earnings per share if the effect is dilutive. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the financial statements. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for the three months and six months ended June 30, 1997 and June 30, 1996 is not expected to be material.

4.  CHANGE IN OWNERSHIP PERCENTAGE OF CARDIOVASCULAR DYNAMICS, INC.

On June 19, 1996, EndoSonics' 84% owned subsidiary, CardioVascular Dynamics, Inc. (CVD), successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to CVD's underwriters). As of June 30, 1997, EndoSonics owned 44% of the outstanding shares of CVD. As a result of the IPO, CVD's results of operations are accounted for on the equity method. For the six months ended June 30, 1997, the Company recorded a charge of $526 representing its proportionate share of CVD's net losses for the period. Financial information for CVD is shown below:

BALANCE SHEET INFORMATION - CVD

         (Unaudited)                                                        June 30, 1997
         (In thousands)                                                     -------------
         Current assets                                                           $47,581
         Property and equipment, net                                                1,348
         Other assets                                                                 456
                                                                                  -------
                  Total assets                                                    $49,385
                                                                                  =======

         Current liabilities                                                      $ 2,690
         Deferred distributorship fee revenue                                           5
         Stockholders' equity                                                      46,690
                                                                                  -------
                  Total liabilities and stockholders' equity                      $49,385
                                                                                  =======

         EndoSonics' share of CVD's net assets                                    $18,918
                                                                                  =======

STATEMENT OF OPERATIONS - CVD

(Unaudited)                                     Three Months Ended     Six Months Ended
(In thousands)                                     June 30, 1997          June 30,1997
                                                   -------------          ------------
Total revenue                                        $ 3,355                $ 6,374
Cost of sales                                          1,571                  2,987
                                                     -------                -------
Gross profit                                           1,784                  3,387
         Total operating expenses                      2,963                  5,749
                                                     -------                -------
Loss from operations                                  (1,179)                (2,362)
                                                     -------                -------
Other income                                             590                  1,175
                                                     -------                -------
Net loss                                               ($589)               ($1,187)
                                                     =======                =======
EndoSonics' share of net losses of CVD                 ($261)                 ($526)
                                                     =======                =======


CardioVascular Dynamics, Inc., stock is quoted on The Nasdaq Stock Market. The closing price of CVD's stock at June 30, 1997 was $7.875 per share. The Company held 4,040,000 shares of CVD's common stock at June 30, 1997.

5.  RESTRUCTURING AND OTHER CHARGES

In June 1996, the Company recorded restructuring and other charges of approximately $3.1 million in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five-64 imaging devices. The elements of the total charges as of June 30, 1997 are as follows:

                                                      (In Thousands)
                                                       Representing
                                                          Asset           Future
                                         Provision      Write-Downs     Cash Outlays
                                         -------------------------------------------
Consolidation of facilities               $  994                         $  994
Conversion to new technology               1,849          $  808           1,041
Corporate reorganization                     223                             223
                                         -------------------------------------------
                                          $3,066          $  808          $2,258
                                         ===========================================


As of June 30, 1997, the reserve for restructuring and other charges was approximately $407.

6.  PENDING BUSINESS ACQUISITION

On January 26, 1997, as subsequently amended, EndoSonics Corporation and Cardiometrics, Inc., jointly announced the signing of a definitive merger agreement for a transaction valued at approximately $9.00 per share of Cardiometrics common stock or $66.7 million. Under the merger agreement approved by the Boards of both companies, Cardiometrics' stockholders will receive 0.35 newly issued shares of EndoSonics common stock, at least .1364, but no more than
 .19 shares of CardioVascular Dynamics, Inc., common stock, held by EndoSonics, and $3.00 cash, in exchange for each share of Cardiometrics common stock. The CVD Exchange Ratio will be increased up to a maximum of 0.19 per Cardiometrics common share if the total merger consideration is less than $8.00 per Cardiometrics common share during a specified period immediately preceding the stockholders meeting of Cardiometrics to approve the merger. At June 30, 1997, CVD is a 44%-owned publicly-traded subsidiary of EndoSonics.

Also, pursuant to the merger agreement, Cardiometrics granted EndoSonics an option to purchase up to 19.9% of its outstanding shares exercisable only on the occurrence of specified events including termination of the merger agreement following commencement of a tender offer by a third party for Cardiometrics. As of June 30, 1997, EndoSonics held 300,000 shares of Cardiometrics common stock.

The merger, which was subject to the approval of the stockholders of Cardiometrics and certain regulatory approvals, was finalized on July 23, 1997 and is being accounted for under the purchase method of accounting.

Also, in January 1997, the Board of Directors of EndoSonics approved a dividend of .04 shares of CVD common stock to be paid on each outstanding share of EndoSonics common stock with the record date and exact date of distribution to be determined after the close of merger described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the Company's relationship with Cordis Corporation and the effect on Cordis of its acquisition by Johnson & Johnson, Inc., scale-up of the Company's manufacturing operations for the Company's existing products and the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For a discussion of these and other factors, please see "Future Operating Results - History of Operating Losses; Anticipated Future Losses" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

OVERVIEW

Since its inception in 1984, EndoSonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its IVUS imaging systems and catheters.

The Company markets and distributes its IVUS imaging products in the United States, Europe and Japan through relationships with strategic partners, certain other distributors and, to a lesser extent, through a direct sales force. In February 1996, EndoSonics and Cordis Corporation (a Johnson & Johnson Company) entered into an Exclusive Distribution Agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. The Exclusive Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Netherlands B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell EndoSonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with EndoSonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from EndoSonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by EndoSonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods. In connection with the execution of the Exclusive Distribution Agreement, the Company issued 350,877 shares of Common Stock to Cordis in a private placement transaction for an aggregate purchase price of approximately $5,000,000. The Company has since registered the shares of Common Stock issued to Cordis. In April 1997, the Company and Cordis amended the Exclusive Distribution agreement to include certain territories in South America. The Company and Cordis are currently in discussions with regard to further amending the Exclusive Distribution Agreement to cover Japan.

CardioVascular Dynamics, Inc. (CVD), formerly an 84%-owned subsidiary of the Company, designs, develops, manufactures and markets catheters used to treat certain vascular diseases. CVD's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. CVD's proprietary FOCAL and Multiple Microporous Membrane ("M3") technologies enable physicians to deliver therapeutic radial force, stents, drugs or contrast media accurately and effectively to the treatment site in addition to allowing the perfusion of blood during an interventional procedure. CVD's catheters are designed to address three principal challenges facing cardiologists: restenosis of a treated vessel, chronic total occlusions and acute reclosure of a vessel during or soon after a procedure. CVD completed its initial public offering in June of 1996 and, as a result, its assets, liabilities and results of operations are no longer included in the Company's consolidated financial statements. As of June 30, 1997 the Company holds approximately 44% of the outstanding shares of the Common Stock of CVD and accounts for its investment on the equity method.

The Company's business strategy includes acquiring related businesses, products or technologies. In January 1997, the Company entered into an agreement to acquire Cardiometrics, Inc. (Cardiometrics) through the merger of a wholly-owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly-owned subsidiary of the Company. The merger, which was finalized on July 23, 1997, is being accounted for under the purchase method of accounting. The Company expects to incur an approximate $41 million dollar in-process research and development charge as a result of the acquisition. The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could materially adversely affect the Company's business financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions and the amortization periods for such costs will be over the useful lives of such assets, which range from three years to eight years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

The Company acquired Du-Med BV ("Du-Med") in 1994 in order to obtain micromotor IVUS technology and subsequently established the Company's European headquarters at DuMed's facility in The Netherlands.

In 1993, the Company introduced both its Oracle Imaging System, a platform upgrade from its previous system, and enhanced imaging catheters. The Company also commenced the Pinnacle Development Project, which involved the development of new IVUS technology and resulted in the Five-64 catheter line and an enhanced Oracle Imaging System. The Company announced the receipt of FDA approval to market these products in October 1995. The Company began commercial sales of the enhanced Oracle Imaging System in the fourth quarter of 1995 and began commercial sales of the Five-64 catheter line in the first quarter of 1996. The Company's financial results will be affected in the future by certain factors, including the market acceptance of the Company's new products and the revenue mix between sales of imaging systems and catheters and changes in government regulation regarding third-party reimbursement applicable to the Company's System and Products.

RESULTS OF OPERATIONS

SECOND QUARTER OF 1997 COMPARED TO THE SAME PERIOD IN 1996

Total Revenue. Total revenue increased 0.5% to $7.1 million for the second quarter of 1997, which included no CVD revenue, from $7.1 million for the second quarter of 1996, which included $1.8 million of CVD revenue. Revenues for the IVUS business increased 35% from $5.3 million in the second quarter of 1996. The principal reasons for this increase are continued growth in demand for IVUS products both in the U.S. and overseas markets, and increased sales through the Company's agreement with Cordis Corporation

Cost of Sales. Cost of sales as a percentage of product sales decreased to 56% for the second quarter of 1997 (all IVUS) from 75% in the second quarter of 1996, which included $0.9 million of CVD cost of sales. For the IVUS business, cost of sales decreased from 82% in the second quarter of 1996. After adjusting for $0.8 million of non-recurring charges in 1996, cost of sales decreased from 68% in the second quarter of 1996. Cost of sales as a percentage of product sales in 1997 was reduced principally by volume increases and improved manufacturing efficiencies. Gross profit margins for the IVUS business were 47% for the second quarter of 1997 as compared to 17% for the second quarter of 1996. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development and Clinical. Research, development and clinical expenses decreased to $0.9 million (all IVUS) for the second quarter of 1997 as compared to $2.2 million for the second quarter of 1996, which included $0.8 million of CVD research, development and clinical expense. After adjusting for $0.5 million of non-recurring charges in 1996, IVUS research, development, and clinical expense remained unchanged. As a percentage of total revenue, research, development and clinical expenses for IVUS remained at 13% for the second quarter of 1997 and 1996.

Marketing and Sales. Marketing and sales expenses decreased to $1.0 million for the second quarter of 1997 (all IVUS) from $2.1 million for the second quarter of 1996, which included $0.6 million of CVD marketing and sales expenses. The decrease of 33% from $1.5 million in the second quarter of 1996 for the IVUS business is primarily the result of a stabilization of costs associated with staffing and marketing programs both Internationally and in the United States in support of higher sales. After adjusting for $0.5 million of non-recurring charges in 1996, marketing and sales remained unchanged. As a percentage of total revenue, marketing and sales expenses for IVUS decreased to 14% for the three months ended June 30, 1997 compared to 29% for the three months ended June 30, 1996, due primarily to increased revenues.

General and Administrative. General and administrative expenses decreased to $0.9 million for the second quarter of 1997 (all IVUS) from $1.8 million (including CVD) for the second quarter of 1996. For the IVUS business, general and administrative expenses decreased 46% from $1.6 million in the second quarter of 1996. After adjusting for $0.8 million of non-recurring charges in 1996, general and administrative expenses increased 8% due to an overall increase in the Company's level of operations. As a percentage of total IVUS revenues, general and administrative expenses decreased to 12% for the three months ended June 30, 1997, as compared to 30% of total revenue for the three months ended June 30, 1996 due to increased revenue.

Other Income, Net. Other income decreased to $0.5 million for the three months ended June 30, 1997 from $0.6 million for the three months ended June 30, 1996. The decrease is primarily the result of a decrease in cash deposits.

Net Income. Net income was $0.8 million, or $0.05 per share for the three months ended June 30, 1997, as compared to a net loss of $4.4 million, or ($0.33) per share, for the three months ended June 30, 1996. Second quarter 1997 included $0.3 million of losses of CVD, which the Company accounts for using the equity method. On a comparable basis, the IVUS business reported a net income of $1.0 million for the second quarter of 1997 as compared to a net loss of $3.7 million for the second quarter of 1996, and, after adjusting for $3.1 million of non-recurring charges in 1996, to a net loss of $0.6 million for the second quarter of 1996.

FIRST SIX MONTHS OF 1997 COMPARED TO SAME PERIOD OF 1996

Total Revenue. Total revenue increased 5% to $13.4 million for the six months ended June 30, 1997, which included no CVD revenue, from $12.8 million for the six months ended June 30, 1996, which included $3.8 million of CVD revenue. Revenues for the IVUS business increased 51% from $8.9 million for the six months ended June 30, 1996. The principal reasons for this increase are continued growth in demand for IVUS products both in the U.S. and overseas markets, and increased sales through the Company's agreement with Cordis Corporation.

Costs of Sales. Costs of sales as a percentage of product sales decreased to 56% for the six months ended June 30, 1997 (all IVUS) from 69% for the six months ended June 30, 1996, which included $1.9 million of CVD cost of sales. For the IVUS business, cost of sales decreased from 77% of product sales for the six months ended June 30, 1996. Cost of sales as a percentage of product sales in 1997 was reduced principally due to volume increases and improved manufacturing efficiencies. Gross profit margins for the IVUS business were increased to 46% for the six months ended June 30, 1997 as compared to 22% for the six months ended June 30, 1996. After adjusting for $0.8 million of non-recurring charges in 1996, gross profit margins were 32%. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance the Company's gross profit margin will improve in future periods.

Research, Development and Clinical. Research, development and clinical decreased 50% to $1.9 million (all IVUS) for the six months ended June 30, 1997 as compared to $3.8 million for the six months ended June 30, 1996, which included $1.4 million of CVD research, development and clinical expense. After adjusting for $0.5 million of non-recurring charges in 1996, research, development and clinical expense for the IVUS business remained unchanged. As a percentage of total revenue, research, development and clinical expenses for the IVUS business decreased to 14% from 15% for the six months ended June 30, 1997 and 1996, respectively.

Marketing and Sales. Marketing and sales expenses decreased to $1.9 million for the six months ended June 30, 1997 (all IVUS) from $3.7 million for the six months ended June 30,1996 which included $1.2 million of CVD marketing and sales expenses. For the IVUS business marketing and sales expenses decreased 25% from $2.5 million for the six months ended June 30, 1996. After adjusting for $0.5 million of non-recurring charges in 1996, marketing and sales expenses decreased 5%, which is primarily the result of a stabilization of costs associated with staffing and marketing programs both Internationally and in the United States in support of higher sales. As a percentage of total revenue, marketing and sales expenses for IVUS decreased to 14% for the six months ended June 30, 1997 as compared to 28% for the six months ended June 30, 1996, due primarily to increased revenues.

General and Administrative. General and administrative expenses decreased to $1.7 million for the six months ended June 30, 1997 (IVUS only) from $2.7 million for the six months ended June 30, 1996, which included $0.5 million of CVD general and administrative expense. For the IVUS business, general and administrative expenses decreased 19% from $2.2 million for the six months ended June 30, 1996. After adjusting for $0.8 million of non-recurring charges in 1996, general and administrative expenses increased 21% due to an overall increase in the Company's level of operations. As a percentage of total IVUS revenues, general and administrative expenses decreased to 13% for the six months ended June 30, 1997, as compared to 24% for the six months ended June 30, 1996.

Other Income, Net. Other income, which consist primarily of interest income, was $1.1 million for both the six months periods ended June 30, 1997 and 1996, due to cash balances remaining relatively consistent .

Net Income. Net income increased to $1.3 million or $0.08 per share for the six months ended June 30, 1997, as compared to a net loss of $5.6 million or $(0.42) per share for the six months ended June 30, 1996. The net loss for the six month period ended June 30, 1997, includes $0.5 million of losses of CVD which the Company accounts for using the equity method. On a comparable basis, the IVUS business reported net income of $1.7 million for the six months ended June 30, 1997 as compared to a net loss of $4.5 million for the six months ended June 30, 1996, and after adjusting for $3.1 million of non-recurring charges in 1996, to a net loss of $1.4 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company had cash, cash equivalents and short-term investments of $35.2 million and no borrowings or credit facilities. Net cash used in operations was $2.3 million as compared to $4.5 million in 1996. Cash used in operating activities primarily consists of increases in accounts receivables versus 1996 levels and decreases in current liabilities as compared to June 30, 1996. The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing, and working capital purposes, prior to achieving positive cash flow from operations. The Company believes that its existing cash and cash equivalents as of June 30, 1997 will be sufficient to meet the Company's operating expenses and capital requirements through 1998. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

                                   ENDOSONICS


Part II.

                                OTHER INFORMATION

ITEMS 1 through 3.  Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on May 28, 1997. The following actions were taken at this meeting:


                                                                                                             Abstentions
                                              Affirmative Votes       Negative              Votes             & Broker
                                                                       Votes               Withheld           Non-Votes
                                              -----------------       --------             --------           ---------
a.  Amendment of Option Plan to                  6,470,393           4,530,249                22,680            97,103
increase number of shares issuable
under the Option Plan by an additional
650,000 shares

b.  Election of Directors

Thomas J. Cable                                 10,089,641                                 1,030,284
William G. Davis                                10,089,641                                 1,031,284
Michael R. Henson                               10,053,401                                 1,067,024
Edward M. Leonard                               10,010,798                                 1,109,627
Roger Salquist                                  10,087,852                                 1,032,573
Reinhard J. Warnking                            10,089,440                                 1,030,985


c.  Ratification of Ernst &                     11,096,522              19,750                                   4,153
Young LLP as Independent
Auditors




ITEM 5.  Not applicable.

                                   ENDOSONICS


                               OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27        Financial Data Schedule

         (b)      No reports on Form 8-K were filed during the period.

                                   ENDOSONICS


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENDOSONICS CORPORATION




                                       /s/ REINHARD J. WARNKING
                                       ----------------------------
                                               Reinhard J. Warnking
                                                      President and
                                            Chief Executive Officer
                                              Date: August 11, 1997




                                       /s/ DONALD D. HUFFMAN
                                       ----------------------------
                                                  Donald D. Huffman
                                            Vice President-Finance,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer

                                              Date: August 11, 1997

                         INDEX TO EXHIBITS

Exhibit
Number              Exhibits

27                  Financial Data Schedule