Form 10-Q
period 1997-09-30
ENDOSONICS CORP
filed 1997-11-14
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                    For the Quarter Ended September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

             For the transition period from            to
                                           ------------  ------------
                         Commission file number 0-19880

                             ENDOSONICS CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                              68-0028500
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


                                 Yes  [X]   No [ ]

On September 30, 1997, the registrant had outstanding 16,147,673 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

This report on Form 10-Q including all exhibits, contains 20 pages.

                             ENDOSONICS CORPORATION
                                    FORM 10-Q
                                  THIRD QUARTER

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I.    Financial Information

Item 1.   Condensed consolidated Financial Statements
          Condensed consolidated balance sheets at September 30, 1997 and
            December 31, 1996................................................ 3

         Condensed consolidated statements of operations for the three months and nine months ended September 30, 1997 and 1996..........4

         Condensed consolidated statements of cash flows for the
               nine months ended September 30, 1997 and 1996..................5

         Notes to condensed consolidated financial statements.................6

Item 2.  Management's discussion and analysis of financial condition and results of operations..........................................11

Part II. Other Information Information

Item 1 through 3.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.................18

Item 5.  Not Applicable

Item 6  Exhibits and Reports on Form 8K......................................18

    (a) Exhibits:

        Exhibit 27 - Financial Data Schedule

Signatures...................................................................19

Exhibit Index................................................................20

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                                       September 30,     December 31,
                                                                            1997             1996
                                                                         ---------         ---------
ASSETS
Current assets:
  Cash and equivalents                                                      23,067         $  34,943
  Short-term investments                                                        --             5,249
  Trade accounts receivable, net                                            13,912             5,682
  Inventories                                                                7,011             3,572
  Accrued interest receivable and other current assets                         187             1,202
                                                                         ---------         ---------
        Total current assets                                                44,177            50,648
Property and equipment, net                                                  3,399             1,947
Investment in CardioVascular Dynamics, Inc.                                 10,460            19,444
Intangible assets, net                                                       7,584                --
Other non-current assets                                                       281                --
                                                                         ---------         ---------
                                                                         $  65,901         $  72,039
                                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                  $   9,323         $   5,972
  Accrued restructuring, integration and
     other expenses                                                          6,870                --

SHAREHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
    5,000,000 shares authorized, no shares issued and outstanding               --                --
Common stock, $.001 par value; 25,000,000 shares authorized; and
    16,147,673 and 13,522,572 shares issued and outstanding as of
    September 30, 1997 and December 31, 1996, respectively                      16                14
Additional paid-in capital                                                 158,474           124,024
Accumulated deficit                                                       (108,912)          (58,000)
Unrealized (gain) loss on available-for-sale securities                          1                 1
Foreign currency translation                                                   129                28
                                                                         ---------         ---------
       Total shareholder's equity                                           49,708            66,067
                                                                         ---------         ---------
                                                                         $  65,901         $  72,039
                                                                         =========         =========


See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                      1997             1996             1997            1996
                                                  ------------     ------------     ------------     ------------
Total revenue                                     $     10,262     $      5,493     $     23,726     $     18,266
Cost of sales                                            5,996            3,270           13,235           12,072
                                                  ------------     ------------     ------------     ------------
        Gross profit                                     4,266            2,223           10,491            6,194

Operating expenses:
   Research, development and clinical                    1,956            1,052            3,881            4,897
   Marketing and sales                                   2,420              803            4,353            4,497
   General and administrative                            3,638              905            5,329            3,567
   Restructuring                                         5,331             --              5,331              518
   Acquired in-process research and development         43,000             --             43,000             --
   Amortization of intangibles                             208             --                208             --
                                                  ------------     ------------     ------------     ------------
        Total operating expenses                        56,553            2,760           62,102           13,479
                                                  ------------     ------------     ------------     ------------
Loss from operations                                   (52,287)            (537)         (51,611)          (7,285)
Equity in net loss of CVD                                 (502)            (321)          (1,028)            (370)
Other income (expense):
   Interest income                                         392              454            1,493            1,640
   Gain realized on equity investment in CVD             3,954             --              3,954             --
   Distributorship fees and other                         (138)              32             (135)              16
                                                  ------------     ------------     ------------     ------------
        Total other income                               4,208              486            5,312            1,656
                                                  ------------     ------------     ------------     ------------
Net loss                                              ($48,581)           ($372)        ($47,327)          ($5,999)
                                                  ============     ============     ============     ============
Net loss per share                                      ($3.14)          ($0.03)          ($3.34)          ($0.45)
                                                  ============     ============     ============     ============

Shares used in the calculation of net loss per
   share                                            15,461,563       13,455,841       14,188,661       13,340,895
                                                  ============     ============     ============     ============

See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                       Nine months ended September 30,
                                                              1997         1996
                                                            --------     --------
Cash flows from operating activities
     Net loss                                               ($47,327)    ($ 5,999)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Acquired in-process research and development           43,000         --
       Depreciation and amortization                             801          471
       Gain on sale and distribution of CVD shares            (3,954)        --
       Amortization of deferred compensation                    --             57
       Equity in net loss of CVD                               1,028         --
       Net changes in :
         Operating assets                                     (5,144)         421
         Operating liabilities and deferred revenue            5,657          687
                                                            --------     --------
Net cash used in operating activities                         (5,939)      (4,363)
                                                            --------     --------

Cash flows from investing activities:
     Purchase of short-term investments                         --        (11,859)
     Sales of short-term investments                            --            158
     Maturities of short-term investments                      5,249       15,311
     Acquisition of Cardiometrics net of cash acquired       (11,103)        --
     Impact of CVD IPO                                          --         (6,569)
     Sale of CVD shares                                          211         --
     Capital expenditures for property and equipment          (1,229)      (1,104)
                                                            --------     --------
Net cash used in investing activities                         (6,872)      (4,063)
                                                            --------     --------

Cash flows from financing activities:
     Proceeds from common stock issuance to Cordis Corp.        --          5,000
     Proceeds from exercise of stock options                     935        2,152
     Deferred compensation                                      --           (150)
                                                            --------     --------
Net cash provided by financing activities                        935        7,002
                                                            --------     --------

Net decrease in cash and equivalents                         (11,876)      (1,424)
Cash and equivalents, beginning of period                     34,943       36,757
                                                            --------     --------
Cash and equivalents, end of period                         $ 23,067     $ 35,333
                                                            ========     ========


See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at September 30, 1997 and the consolidated results of its operations and cash flows for the three and nine month periods ended September 30, 1997, and 1996. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, contained in the Company's Annual Report on Form 10-K/A.

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

2. INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following (in thousands):

                                  September 30, 1997    December 31, 1996
                                  ------------------    -----------------
         Raw materials                 $2,455               $  798
         Work-in-process                2,898                1,181
         Finished goods                 1,658                1,593
                                       ------               ------

         Total                         $7,011               $3,572
                                       ======               ======

3.  COMPUTATION OF NET LOSS PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during each year, including dilutive common equivalent shares, such as stock options. Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares, such as stock options, are excluded from the computation of net loss per share because their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS No. 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 requires presentation of basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Stock options will be included in the calculation of diluted earnings per share if the effect is dilutive. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the financial statements. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for the three months and nine months ended September 30, 1997 and September 30, 1996 is not expected to be material.

4. CHANGE IN OWNERSHIP PERCENTAGE OF CARDIOVASCULAR DYNAMICS, INC.

On June 19, 1996, EndoSonics' 84% owned subsidiary, CardioVascular Dynamics, Inc. (CVD), successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to CVD's underwriters).

On September 26, 1997, the Company distributed to shareholders and stock optionholders of record as of September 5, 1997, .04 shares of CVD stock for each of the Company's shares or shares subject to option held. Approximately 750,000 shares of CVD common stock owned by the Company were distributed in the taxable distribution. The Company recognized approximately $1 million in compensation expense, and a gain of approximately $211, related to the distribution to employees, directors and consultants.

As of September 30, 1997, EndoSonics owned 24% of the outstanding shares of CVD. As a result of the IPO, CVD's results of operations are accounted for on the equity method. For the nine months ended September 30, 1997, the Company recorded a charge of $1,028 representing its proportionate share of CVD's net losses for the period. Financial information for CVD is shown below:

                    CONDENSED BALANCE SHEET INFORMATION - CVD

         (Unaudited)                                          September 30, 1997
                                                              ------------------
         (In thousands)
          Current assets                                            $42,470
          Property and equipment, net                                 1,472
          Other assets                                                2,443
                                                                    -------
                  Total assets                                      $46,385
                                                                    =======

          Current liabilities                                       $ 2,228
          Stockholders' equity                                       44,157
                                                                    -------
                  Total liabilities and stockholders'
                    equity                                          $46,385
                                                                    =======
          EndoSonics' share of CVD's net assets                     $10,460
                                                                    =======


                     CONDENSED STATEMENT OF OPERATIONS - CVD

         (Unaudited)                                      Three Months Ended    Nine Months Ended
         (In thousands)                                   September 30, 1997       September 30,1997
                                                          ------------------    --------------------
         Total revenue                                        $ 2,569                $ 8,943
         Cost of sales                                          1,405                  4,392
                                                              -------                -------
         Gross profit                                           1,164                  4,551
                 Total operating expenses                       3,861                  9,610
                                                              -------                -------
         Loss from operations                                  (2,697)                (5,059)
         Other income                                             631                  1,806
                                                              -------                -------
         Net loss                                             ($2,066)               ($3,253)
                                                              =======                =======
         EndoSonics' share of net losses of CVD               ($  502)               ($1,028)
                                                              =======                =======


CardioVascular Dynamics, Inc., stock is quoted on The Nasdaq Stock Market. The closing price of CVD's stock at September 30, 1997 was $8.00 per share. The Company held 2,227,316 shares of CVD's common stock at September 30, 1997.

5.  RESTRUCTURING AND OTHER CHARGES

In June 1996, the Company recorded restructuring and other charges of approximately $3.1 million in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five-64 imaging devices. The elements of the total charges as of September 30, 1997 are as follows:

                                                         (In Thousands)
                                                          Representing
                                                             Asset          Future
                                           Provision        Write-Downs   Cash Outlays
                                           ---------     --------------   ------------
         Consolidation of facilities        $  994                           $  994
         Conversion to new technology        1,849          $  808            1,041
         Corporate reorganization              223                              223
                                            ---------------------------------------
                                             $3,066         $  808           $2,258
                                            =======================================

As of September 30, 1997, the reserve for restructuring and other charges was approximately $526.

6.  BUSINESS ACQUISITION

On July 23, 1997, the Company acquired all of the outstanding shares of Cardiometrics, Inc. (Cardiometrics) for approximately $73.4 million. The results of Cardiometrics' operations have been combined with those of the Company since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following (in thousands):

Cash                                                                      $22,300
EndoSonics common stock                                                    33,500
CVD common stock                                                            8,200
Cancellation of the Company's pre-merger investment in Cardiometrics        2,300
Liabilities assumed
    (including Cardiometrics termination benefits of $1,900)                4,800
Transaction costs                                                           2,300
                                                                          -------
                                                                          $73,400
                                                                          =======

Certain items affecting the allocation of the purchase price are preliminary. The Company expects that the final purchase price allocation will be known by December 31, 1997. A summary of the preliminary purchase price allocation is as follows:

Tangible assets acquired                                                  $22,600
In-process research and development                                        43,000
Developed technology                                                        5,200
Other intangibles                                                             700
Goodwill                                                                    1,900
                                                                          -------
                                                                          $73,400
                                                                          =======

The purchased in-process research and development had not reached technological feasibility, had no probable alternative future uses, and was charged to operations upon acquisition. Goodwill and other intangible assets are being amortized over three-to-eight years. In addition, the Company recognized a gain of $3.7 million related to the excess of the fair value of the book value of CVD common stock used as part of the purchase price consideration.

Unaudited proforma combined results of operations for the nine month periods ending September 30, 1997 and 1996, giving effect to certain adjustments, including the acquisition restructuring, as if the Cardiometrics acquisition had occurred at the beginning of 1996, are displayed in the following table:


                                            Nine Months Ended
                                              September 30,
                                            ------------------
                                            1997          1996
                                            ----          ----
                                  (in thousands except per share data)
        Total revenue                     $30,786       $28,294
        Net loss                          ($6,979)     ($51,742)
        Loss per share                     ($0.50)       ($3.32)

The unaudited proforma results of operations for the nine months ended September 30, 1996 include one-time charges of $43 million related to the write-off of acquired in-process research and development, and $5.3 million related to restructuring and integration of the two companies. These charges are excluded from the unaudited proforma results of operations for the nine months ended September 30, 1997.

Concurrent with the purchase of Cardiometrics, the Company recorded restructuring, integration and other non-merger charges of approximately $9.5 million related to plans to reduce overhead of the combined companies and increase operating efficiency in future periods. The restructuring and other charges include approximately $7.5 million of corporate reorganization costs and approximately $2.0 million related to relocation of certain product lines and overall integration of the Company's operations. The charges are included in the accompanying Consolidated Statements of Operations as follows:


                 (In thousands)                            1997
                                                         ------
                 Cost of sales                            $1,351
                 Research and development                   200
                 Marketing and sales                        542
                 General and administrative               1,737
                 Restructuring                            5,331
                 Other                                      296
                                                         ------
                                Total charges            $9,457
                                                         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the Company's successful integration with Cardiometrics, the Company's relationship with Cordis Corporation and any changes that may occur to that relationship and the effect on Cordis of its acquisition by Johnson & Johnson, Inc., scale-up of the Company's manufacturing operations for the Company's existing products and the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For a discussion of these and other factors, please see "Future Operating Results - History of Operating Losses; Anticipated Future Losses" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

OVERVIEW

Since its inception in 1984, EndoSonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its IVUS imaging systems and catheters.

The Company markets and distributes its IVUS imaging products in the United States, Europe and Japan through relationships with strategic partners, certain other distributors and, to a lesser extent, through a direct sales force. In February 1996, EndoSonics and Cordis Corporation (now a Johnson & Johnson Company) entered into an Exclusive Distribution Agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. The Exclusive Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Netherlands B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell EndoSonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with EndoSonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from EndoSonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by EndoSonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods. In connection with the execution of the Exclusive Distribution Agreement, the Company issued 350,877 shares of Common Stock to Cordis in a private placement transaction for an aggregate purchase price of approximately

$5,000,000. The Company has since registered the shares of Common Stock issued to Cordis. In April 1997, the Company and Cordis amended the Exclusive Distribution agreement to include certain territories in South America. The Company and Cordis expect to execute in the fourth quarter of 1997, an Amendment to the Exclusive Distribution Agreement which covers Japan. CardioVascular Dynamics, Inc. (CVD), formerly an 84%-owned subsidiary of the Company, designs, develops, manufactures and markets catheters used to treat certain vascular diseases. CVD's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. CVD's proprietary FOCAL and Multiple Microporous Membrane ("M3") technologies enable physicians to deliver therapeutic radial force, stents, drugs or contrast media accurately and effectively to the treatment site in addition to allowing the perfusion of blood during an interventional procedure. CVD's catheters are designed to address three principal challenges facing cardiologists: restenosis of a treated vessel, chronic total occlusions and acute reclosure of a vessel during or soon after a procedure. CVD completed its initial public offering in June of 1996. As a result of the public offering and certain other dispositions by the Company of CVD shares, as of September 30, 1997, the Company held approximately 24% of the outstanding shares of the Common Stock of CVD. Accordingly, the Company no longer consolidates CVD's financial results into the Company's financial statements and accounts for its investment in CVD on the equity method.

The Company's business strategy includes acquiring related businesses, products or technologies. In January 1997, the Company entered into an agreement to acquire Cardiometrics, Inc. (Cardiometrics) through the merger of a wholly-owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly-owned subsidiary of the Company.

Cardiometrics develops, manufactures, and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' primary products, the FloWire(R) Doppler guide wire and FloMap ultrasound instrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catherization laboratory. Clinical experience demonstrates that the measurement of blood flow impairment downstream from (distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire(R)/FloMap system has received clearance from the FDA and many corresponding European and Pacific Rim regulatory agencies. Cardiometrics has also developed the WaveWire(TM)/WaveMap intracoronary blood pressure measurement system, which was first used in a clinical case in Europe in December 1996. Cardiometrics received a 510(k) approval in August 1997 and expects the product will be available for sale as early as the first quarter of 1998.

The Acquisition of Cardiometrics, which was finalized on July 23, 1997, was accounted for under the purchase method of accounting. The Company incurred a $43 million in-process research and development charge as a result of the acquisition and $9.5 million in restructuring, integration and other non-merger charges in connection with plans to reduce overhead of the combined companies.

The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could materially adversely affect the Company's business financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions and the amortization periods for such costs will be over the useful lives of such assets, which range from three years to eight years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development, and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

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

RESULTS OF OPERATIONS

THIRD QUARTER OF 1997 COMPARED TO THE SAME PERIOD IN 1996

Total Revenue. Total revenue increased 87% to $10.3 million for the third quarter of 1997, which included $3.3 million of Cardiometrics revenue, from $5.5 million for the third quarter of 1996, which included no Cardiometrics revenue. Revenues for the IVUS business increased 27% to $7.0 million in the third quarter of 1997. The principal reasons for this increase are continued growth in demand for IVUS products both in the U.S. and overseas markets, and increased sales through the Company's principal distributor, Cordis Corporation. As a result of the increased level of sales and the acquisition of Cardiometrics, trade accounts receivables have increased 144% from $5.7 million to $13.9 million at September 30, 1996 and 1997, respectively, and inventories have increased 95% from $3.6 million to $7.0 million at September 30, 1996 and 1997 respectively.

Cost of Sales. Cost of sales as a percentage of product sales decreased to 58% for the third quarter of 1997, which includes $1.2 million of Cardiometrics cost of sales, from 60% in the third quarter of 1996, which included no Cardiometrics cost of sales. For the IVUS business, cost of sales increased to 69% in the third quarter of 1997. After adjusting for $1.4 million of non-recurring charges in 1997, primarily related to integration and other expenses, cost of sales decreased to 49% in the third quarter of 1997. Cost of sales as a percentage of product sales in 1997 was reduced principally by volume increases and improved manufacturing efficiencies. Gross profit margins for the IVUS business, after adjusting for $1.4 million of non-recurring charges, were 51% for the third quarter of 1997 as compared to 40% for the third quarter of 1996. After adjusting for $1.4 million of non-recurring charges, gross profit margins, including Cardiometrics, were 56% in the third quarter of 1997. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development and Clinical. Research, development and clinical expenses increased to $2.0 million, which included $0.7 million of Cardiometrics research, development and clinical expense for the third quarter of 1997 as compared to $1.1 million (all IVUS) for the third quarter of 1996. After adjusting for $0.5 million of non-recurring charges in 1997, primarily related to integration and other expenses, and excluding Cardiometrics, the Company's IVUS research, development, and clinical expense decreased to $0.8 million. As a percentage of total revenue, research, development and clinical expenses for IVUS decreased to 10% for the third quarter of 1997 as compared to 19% for the third quarter of 1996.

Marketing and Sales. Marketing and sales expenses increased to $2.4 million for the third quarter of 1997, which included $0.5 million of Cardiometrics marketing and sales expenses, from $0.8 million (all IVUS) for the third quarter of 1996. After adjusting for $0.7 million of non-recurring charges in 1997, primarily related to integration and other expenses, and excluding Cardiometrics, IVUS marketing and sales increased 54% due to increased staffing and marketing programs related to the acquisition of Cardiometrics. As a percentage of total revenue, marketing and sales expenses for IVUS increased to 18% for the three months ended September 30, 1997 compared to 15% for the three months ended September 30, 1996. The Company expects marketing and sales expense to increase in anticipation of the expiration of the Cordis Agreements at the end of 1998.

General and Administrative. General and administrative expenses increased to $3.6 million for the third quarter of 1997, which includes $0.3 million of Cardiometrics general and administrative expenses from $0.9 million (all IVUS) for the third quarter of 1996. For the IVUS business, general and administrative expenses increased 272% to $3.3 million in the third quarter of 1997. After adjusting for $2.1 million of non-recurring charges in 1997, primarily related to integration and other expenses, and excluding Cardiometrics, general and administrative expenses increased 37% due to an overall increase in the Company's level of operations. As a percentage of total IVUS revenues, general and administrative expenses increased to 18% for the three months ended September 30, 1997, as compared to 16% of total revenue for the three months ended September 30, 1996.

Acquired in-process research and development write-off. In connection with the Company's acquisition of Cardiometrics, the Company engaged an independent appraiser to provide the Company with a recommendation of value for certain assets acquired. Based on this valuation analysis, $43 million of the purchase price has been assigned to in-process research and development. Because the technological feasibility of the acquired in-process research and development has not been established and has no alternative uses, it was expensed in the third quarter of 1997.

Restructuring charges. Concurrent with the purchase of Cardiometrics, the Company recorded restructuring charges of $5.3 million related to corporate reorganization costs and plans to reduce overhead of the combined companies.

Other Income, Net. Other income increased to $4.2 million for the three months ended September 30, 1997 from $0.5 million for the three months ended September 30, 1996. The increase is primarily the result of gains realized on the shares of CVD common stock used to acquire Cardiometrics and for distributions to the Company's shareholders and optionholders.

Net Loss. Net loss was $48.6 million, or ($3.14) per share for the three months ended September 30, 1997, as compared to a net loss of $0.4 million, or ($0.03) per share, for the three months ended September 30, 1996. The third quarter 1997 included $0.5 million of losses of CVD, which the Company accounts for using the equity method, as compared to $0.3 million for the same period in 1996. Excluding CVD, the Company reported a net loss of $48.1 million for the third quarter of 1997 as compared to a net loss of $0.05 million for the third quarter of 1996. After adjusting for $49.2 million of non-recurring items, primarily related to the write-off of acquired in-process research and development, other integration and restructuring charges, and gains recognized on CVD stock in 1997, and excluding CVD, net income was $1.1 million, or $0.07 per share, for the third quarter of 1997.


FIRST NINE MONTHS OF 1997 COMPARED TO SAME PERIOD OF 1996

Total Revenue. Total revenue increased 30% to $23.7 million, including $3.3 million in Cardiometrics revenues, and no CVD revenue, for the nine months ended September 30, 1997, from $18.3 million for the nine months ended September 30, 1996, which included $3.8 million of CVD revenue. Revenues for the IVUS business increased 42% to $20.4 million for the nine months ended September 30, 1997 from $14.4 million for the nine months ended September 30, 1996. The principal reasons for this increase are continued growth in demand for IVUS products both in the U.S. and overseas markets, and increased sales through the Company's agreement with Cordis Corporation.

Costs of Sales. Costs of sales as a percentage of product sales decreased to 56% for the nine months ended September 30, 1997, which includes $1.2 million in Cardiometrics cost of sales, from 66% for the nine months ended September 30, 1996, which included $1.9 million of CVD cost of sales. For the IVUS business, cost of sales decreased to 59% from 77% of product sales for the nine months ended September 30, 1997 and 1996 respectively. Cost of sales as a percentage of product sales in 1997 was reduced principally due to volume increases and improved manufacturing efficiencies. Gross profit margins for the IVUS business, after adjusting for $1.4 million of non-recurring charges, primarily related to integration and other expenses, were increased to 48% for the nine months ended September 30, 1997 as compared to 32% for the nine months ended September 30, 1996. After adjusting for $1.4 million of non-recurring charges in 1997, and including Cardiometrics, gross profit margins were 50%. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance the Company's gross profit margin will improve in future periods.

Research, Development and Clinical. Research, development and clinical decreased 21% to $3.9 million, which includes $0.7 million of Cardiometrics research, development and clinical expense, for the nine months ended September 30, 1997 as compared to $4.9 million for the nine months ended September 30, 1996, which included $1.4 million of CVD research, development and clinical expense. After adjusting for $0.5 million of non-recurring charges in 1997, primarily related to integration and other expenses, and excluding Cardiometrics, the Company's research, development and clinical expense for the IVUS business decreased to $2.6 million, as compared to $3.5 million for the same period in 1996. As a percentage of total revenue, research, development and clinical expenses for the IVUS business decreased to 13% from 24% for the nine months ended September 30, 1997 and 1996, respectively.

Marketing and Sales. Marketing and sales expenses decreased to $4.4 million for the nine months ended September 30, 1997, which includes $0.5 million of Cardiometrics marketing and sales expense, from $4.5 million for the nine months ended September 30,1996 which included $1.2 million of CVD marketing and sales expenses. For the IVUS business, marketing and sales expenses increased to $3.9 million from $3.3 million for the nine months ended September 30, 1996. After adjusting for $0.7 million of non-recurring charges in 1997, primarily related to integration and other expenses, marketing and sales expenses decreased 4%, which is primarily the result of a stabilization of costs associated with staffing and marketing programs both internationally and in the United States in support of higher sales. As a percentage of total revenue, marketing and sales expenses for IVUS decreased to 16% for the nine months ended September 30, 1997 as compared to 23% for the nine months ended September 30, 1996, due primarily to increased revenues. The Company expects marketing and sales expense to increase in anticipation of the expiration of the Cordis Agreements at the end of 1998.

General and Administrative. General and administrative expenses increased to $5.3 million for the nine months ended September 30, 1997, which includes $0.3 million of Cardiometrics general and administrative expense, from $3.6 million for the nine months ended September 30, 1996, which included $0.5 million of CVD general and administrative expense. For the IVUS business, general and administrative expenses increased to $5.0 million from $3.0 million for the nine months ended September 30, 1996. After adjusting for $2.1 million of non-recurring charges in 1997, primarily related to integration and other expenses, and excluding Cardiometrics, general and administrative expenses decreased 3%. As a percentage of total IVUS revenues, general and administrative expenses decreased to 14% for the nine months ended September 30, 1997, as compared to 21% for the nine months ended September 30, 1996.

Acquired in-process research and development write-off. In connection with the Company's acquisition of Cardiometrics, the Company engaged an independent appraiser to provide the Company with recommendation of value for certain assets acquired. Based on this valuation analysis, $43 million of the purchase price has been assigned to in-process research and development. Because the technological feasibility of the acquired in-process research and development has not been established and has no alternative uses, it was expensed in the third quarter of 1997.

Restructuring charges. Concurrent with the purchase of Cardiometrics, the Company recorded restructuring charges of $5.3 million related to corporate reorganization costs and plans to reduce overhead of the combined companies.

Other Income, Net. Other income increased to $5.3 million for the nine months ended September 30, 1997 from $1.7 million for the nine months ended September 30, 1996. The increase relates primarily to gains realized on the shares of CVD common stock used to acquire Cardiometrics and for distribution to the Company's shareholders and optionholders.

Net Loss. Net loss was $47.3 million or ($3.34) per share for the nine months ended September 30, 1997, as compared to a net loss of $6.0 million or ($0.45) per share for the nine months ended September 30, 1996. The net loss for the nine month period ended September 30, 1997, includes $1.0 million of losses of CVD which the Company accounts for using the equity method, as compared to $0.4 million for the same period in 1996. Excluding the CVD losses, the Company reported a net loss of $46.3 million for the nine months ended September 30, 1997 as compared to a net loss of $5.6 million for the nine months ended September 30, 1996. After adjusting for $49.2 million of non-recurring items primarily related to the write-off of acquired in-process research and development, other integration and restructuring charges and gains recognized on CVD stock in 1997, and excluding CVD, net income was $2.9 million, or $0.21 per share, for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had cash, cash equivalents and short-term investments of $23,067 million and no borrowings or credit facilities. Net cash used in operations was $5.9 million as compared to $4.4 million in 1996. Cash used in operating activities primarily consists of increases in accounts receivables versus 1996 levels and decreases in current liabilities as compared to September 30, 1996. The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing, and working capital purposes, prior to achieving positive cash flow from operations. The Company believes that its existing cash and cash equivalents as of September 30, 1997 will be sufficient to meet the Company's operating expenses and capital requirements through 1998. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

Part II.

                                OTHER INFORMATION

ITEMS 1 through 3.  Not applicable.

ITEM 4.  None.

ITEM 5.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

        Exhibit 27    Financial Data Schedule

(b) On August 6, 1997, the Company filed a report on Form 8-K, for an Item 2 event regarding its acquisition of Cardiometrics, Inc., pursuant to the Agreement and Plan of Reorganization.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ENDOSONICS CORPORATION



                                       /s/  Reinhard J. Warnking
                                       ----------------------------------
                                       Reinhard J. Warnking
                                       President and
                                       Chief Executive Officer

Date: November 14, 1997

                                       /s/  Richard L. Fischer
                                       ---------------------------------
                                       Richard L. Fischer
                                       Vice President-Finance,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer

Date: November 14, 1997

                               INDEX TO EXHIBITS


Exhibit
Number                    Description
------                    -----------
27             Financial Data Schedule