Form 10-K
period 1997-12-31
ENDOSONICS CORP
filed 1998-03-31
CIK 883420

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    NONE                                           NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 20, 1998, was approximately $100,254,962 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 20, 1998, approximately 16,177,183 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on or about June 4, 1998 are incorporated by reference into Part III.

     Form 8-K for EndoSonics Corporation filed on August 7, 1997.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     EndoSonics Corporation ("EndoSonics" or the "Company") develops, manufactures and markets intravascular ultrasound ("IVUS") imaging systems and percutaneous transluminal coronary angioplasty ("balloon angioplasty") catheters to assist in the diagnosis and treatment of cardiovascular and peripheral vascular disease. The Company's IVUS imaging products enhance the effectiveness of the diagnosis and treatment of coronary artery and other vascular diseases by providing important diagnostic information not available from conventional x-ray angiography. This information includes the location, amount and composition of atherosclerotic plaque and enables physicians to identify lesion characteristics, select an optimum course of treatment, position therapeutic devices, treat disease sites with drugs or other therapies and promptly assess the results of treatment. In 1993, the Company commenced the Pinnacle Development Project to further enhance the image quality of its IVUS imaging products. This project resulted in the Five-64 catheter line and an enhancement to the Company's Oracle Imaging System. The Company has received United States Food and Drug Administration ("FDA") clearance for its Five-64 diagnostic catheters, which were commercially available in the first quarter of 1996. The Company believes that it offers the only FDA approved combined coronary balloon angioplasty/IVUS imaging catheters, devices that can reduce the time and cost of interventional procedures by providing both diagnostic and therapeutic functions on the same catheter.

     The Company's products are based on two core proprietary technologies: digital, all-electronic IVUS imaging and specialized balloon catheter material technology. The Company's IVUS imaging system and catheters use high-speed, computer-based electronics and proprietary integrated circuit technologies to produce ultrasound images. The combination of these technologies and the Company's manufacturing expertise enables its catheters to provide high-quality ultrasound images while maintaining the small size, flexibility and trackability necessary to access, diagnose and treat a wide range of coronary and peripheral vessels. See "Risk Factors."

     As of December 31, 1997, the Company held approximately 24% of the outstanding shares of the Common Stock of CardioVascular Dynamics, Inc. ("CVD"). CVD designs, develops, manufactures and markets catheters used to treat certain vascular diseases. CVD's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. CVD's proprietary FOCAL and Multiple Microporous Membrane ("M(3)") technologies enable physicians to deliver therapeutic radial force, stents, drugs or contrast media accurately and effectively to the treatment site in addition to allowing the perfusion of blood during an interventional procedure. CVD's catheters are designed to address three principal challenges facing cardiologists: restenosis of a treated vessel, chronic total occlusions and acute reclosure of a vessel during or soon after a procedure. CVD was formerly a 84%-owned subsidiary of the Company's until CVD completed its initial public offering in June of 1996.

BUSINESS ACQUISITION

     On July 23, 1997, the Company acquired all of the outstanding shares of Cardiometrics, Inc. ("Cardiometrics") for approximately $73.4 million in Common Stock of the Company, Common Stock of CVD and cash. The financial results of Cardiometrics' operations have been combined with those of the Company since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Purchased in-process research and development in the amount of $43 million was valued by an independent appraiser. As such in-process research and development had not reached technological feasibility and had no probable alternative future uses, it was charged to operations upon acquisition. Goodwill and other intangible assets are being amortized over three-to-eight years. In addition, the Company recognized a gain of $3.7 million related to the excess of the fair value over the book value of CVD common stock used as part of the purchase price consideration. The results of operations for the twelve months ended December 31, 1997 include one-time charges of $43 million related to the write-off of acquired in-process research and development, and $5.0 million related to restructuring and integration of the two companies.

     Cardiometrics develops, manufactures and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' principal products, the FloWire(R)Doppler guide wire and FloMap(R) ultrasound instrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory. Clinical experience demonstrates that the measurement of blood flow impairment downstream from (distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire/FloMap system has received clearance from the U.S. Food and Drug Administration and many corresponding European and Pacific Rim regulatory agencies. As of December 1997, more than 88,000 FloWire guide wires have been sold and cumulative FloMap shipments were approximately 623.

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

  IVUS Imaging Products

     The Company's IVUS imaging products capture imaging data in a digital format, providing a platform for further enhancements of image quality and increased design flexibility in the development of new application catheters such as the Company's Five-64 catheter line. Advanced features include the following: In-Vision(TM), an enhanced Windows-like user interface, ChromaFLO(TM) imaging technology, which provides images of blood flow and 3D Resolve(TM) option, which offers a three-dimensional reconstruction of a specific region of interest in the artery. The Company believes that the In-Vision(TM)option, ChromaFLO(TM) imaging and 3D Resolve(TM) will enable easier image interpretation for purposes such as lesion differentiation and characterization. Similarly, the Company is developing various balloon versions of its five-64 catheters. ChromaFlo(TM) and 3D Resolve(TM) are currently undergoing clinical evaluation by the Company.

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

     The following table lists the Company's key IVUS systems and catheters:

                                                                  U.S. REGULATORY          FIRST COMMERCIAL
             PRODUCT                 PRINCIPAL APPLICATION             STATUS                    SALE
             -------                ------------------------  ------------------------  ----------------------
IVUS IMAGING SYSTEMS
  Oracle Imaging System             Processes and display     510(k) Approved           Q4 1995
                                    IVUS images                                         (U.S. and Int'l)
  In-Vision                         Enhanced user interface   510(k) Approved           Q2 1996
                                                                                        (US and Int'l)
  ChromaFLO                         Images of blood flow      510(k) Approved           Q2 1997(Int'l)
                                                                                        Q3 1997 (U.S.)
  3D Resolve                        Three dimensional         510(k) Applied For        Q2 1997 (Int'l)
                                    representation of                                   Expected 1998
                                    artery
IVUS IMAGING CATHETERS
  Diagnostic/Therapeutic
    Five-64 Therapeutic             PTCA/IVUS imaging         PMA Supplement Submitted  Expected 1998
    Oracle-Micro Plus               PTCA/IVUS imaging         PMA Supplement Approved   Q3 1994 (Int'l)
                                                                                        Q3 1995 (U.S.)
    Oracle-Micro/FX                 PTCA/IVUS Imaging         Only sold outside the     Q2 1995 (Int'l)
                                                              U.S.
    Oracle Focus F/X                PTCA/IVUS imaging         Only sold outside the     Q4 1995 (Int'l)
                                                              U.S
    Oracle Megasonics F/X           High Pressure PTCA/ IVUS  Only sold outside the     Q1 1996 (Int'l)
                                    imaging                   U.S.
    Oracle Megasonics               High pressure PTCA/       PMA Supplement Approved   Q4 1996 (U.S.)
                                    IVUS imaging
  Diagnostic
    Visions Five-64 F/X             IVUS imaging              510(k) Approved           Q1 1996
                                                                                        (U.S. and Int'l)
    Visions                         IVUS imaging              510(k) Approved           Q2 1991
                                                                                        (US. and Int'l)
    Visions F/X                     IVUS imaging              510(k) Approved           Q4 1992 (Int'l)
                                                                                        Q1 1993 (U.S.)
---------------------------------   ------------------------  ------------------------  --------------------

PRODUCT DEVELOPMENT

     The Company has conducted developmental programs to refine its proprietary integrated circuit and transducer technology towards smaller and more advanced integrated circuits and transducers in order to enhance image quality. The Company has also developed IVUS-based color blood flow imaging technology ("ChromaFlo(TM)"), as well as integrated sagittal view products. The Company has also focused the advancement of its catheter technology on the expansion of the diagnostic applications of its products and the combination of its core IVUS imaging technologies with its therapeutic catheter technologies. The combination of these technologies resulted in the Oracle-Micro family of catheters for combined balloon angioplasty/ IVUS imaging in coronary arteries. The Company is continuing to develop combination diagnostic/ therapeutic catheters as well as multiple therapeutic catheters such as balloon angioplasty/site-specific drug delivery, balloon angioplasty/perfusion catheters and IVUS/radiation delivery catheters.

     In February 1996, the Company and Cordis Corporation entered into an Imaging/Therapeutic Combination Devices Development Agreement (the "Development Agreement") pursuant to which the parties agreed to cooperate in the development and marketing of advanced, cost effective imaging/therapeutic combination devices. The Development Agreement provides, among other things, that the parties shall jointly agree upon the specifications of the products to be developed, the budget, and the schedule for completion. Pursuant to the Development Agreement, the parties have developed an enhanced version of the Oracle(R) Megasonics(TM) catheter which combines the IVUS technology and Cordis' high-pressure Titan balloon. Cordis agreed to provide technical and manufacturing support for the development efforts and to provide certain funding payable over a period not to exceed thirty months. The Development Agreement expires upon the earlier of thirty months from the date of the Development Agreement or the completion of the products that the parties agree to develop under such agreement. EndoSonics agreed, during the term of the Development Agreement, not to enter into an agreement with any other party for the development, manufacture, or sale of a product for use in the intracoronary ultrasound market that is similar to the products developed, if any, during the term of the Development Agreement.

     Substantially all of the Company's product development activities are performed by the Company's team of research scientists, engineers, technicians and consultants, who have extensive experience in ultrasound signal processing, semiconductor design, acoustics and catheter development. The Company's research, development and clinical expenditures approximated $7.1 million, $5.7 million and $6.3 million in 1995, 1996, and 1997 respectively, excluding acquired in-process research and development. The Company intends to continue to make significant investments in research and development. See "Management's Discussion and Analysis of Financial Condition and Results of
Operation -- Dependence on New Products; Rapid Technological Change."

MANUFACTURING

     The Company fabricates certain proprietary components, then assembles, inspects, tests and packages all components into finished products. By designing and assembling its systems and catheter products, the Company believes it is better able to control quality and costs, limit third-party access to its proprietary technology, and manage manufacturing process enhancements and new product introductions. In addition, the Company purchases many standard and custom built components from independent suppliers, and contracts with third-parties for certain specialized electronic component manufacturing processes. Most of these purchased components and processes are available from more than one vendor. However, the manufacturing of the Five-64 integrated circuit microchips is currently performed by a single vendor. Any supply interruption from this single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply were qualified and, as a result, could have an adverse effect on the Company's business, financial condition and results of operations. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Future Operating Results -- Suppliers."

     The Company provides a one-year limited warranty on its imaging systems sold in the United States. System repairs are made at the customer site by a Company service technician. In addition to the one-year warranty, the customer may purchase additional warranty coverage under the Company's extended warranty program. Service on the Company's systems sold outside the United States is provided either by the Company's European service engineer or by the international distributor responsible for the customer. The Company provides its international distributors with a one-year limited warranty covering service and parts.

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

BACKLOG

     The Company had a backlog of customer purchase orders for products representing approximately $0.8 million and $0.6 million as of December 31, 1996 and 1997, respectively. The Company expects that substantially all of the backlog as of December 31, 1997 will be filled within three months. Orders in backlog may be cancelled or rescheduled by customers without penalty. The Company further believes that its backlog is not necessarily indicative of Company sales for any future period. As is common in this industry, the Company's backlog is typically not significant, and a substantial majority of the product shipments in any given period relate to orders received within that period. In addition, actual product shipment depends on production capacity, manufacturing yields, and component availability, among other factors.

MARKETING AND SALES

     The Company's products are sold in the United States, Canada and other international markets, principally Europe and Japan. The Company's strategy has been to leverage its technology by entering into distribution agreements with strategic partners, supplemented by a small direct sales force. The Company is currently a party to five such agreements.

     In February 1996, EndoSonics and Cordis, now a subsidiary of Johnson and Johnson, entered into an agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East (the "Exclusive Distribution Agreement"). The Exclusive Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Nederland B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell EndoSonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with EndoSonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from EndoSonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by EndoSonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods. The Company currently believes that Cordis is unlikely to meet the minimum purchase amounts required under the Exclusive Distribution Agreement for fiscal 1998 and has engaged Cordis in discussions that would lead to amendment or termination of the Exclusive Distribution Agreement, although neither option can be assured. The failure of Cordis to meet minimum contractual purchase requirements in 1998 would have a material adverse effect on the Company's 1998 operation results in 1997, the Company entered into similar agreements with affiliates of Cordis covering Japan and certain South American countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Dependence on Strategic Relationships; Reliance on Cordis."

     Fukuda and the Company entered into a Distribution Agreement in February 1990 pursuant to which Fukuda was granted an exclusive distributorship in Japan for the Company's Oracle Imaging Systems and certain related IVUS imaging catheter products. The Distribution Agreement expired in February 1997, and Fukuda did not exercise their option to extend the Agreement for an additional term of three years. In March 1997, the company and Fukuda entered into a Distribution Transition Agreement which grants Fukuda limited distributorship rights through February 1999 on a non-exclusive basis. In March 1990, Fukuda and certain other Japanese entities acquired approximately $3.7 million of preferred stock of the Company.

     In light of the Company's exclusive distribution relationship with Cordis, the Company's revenue from sales of IVUS imaging products will depend substantially on the distribution capabilities of Cordis. Further, in recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. There can be no assurance that the Company will be able to maintain its relationship with Cordis or replace Cordis in the event the Company's relationship with Cordis would be terminated. In the event of such a termination, the Company's ability to distribute its IVUS imaging products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in final discussions to expand the Cordis distribution to include Japan, and a number of companies in the Latin America, Asia-Pacific markets.

     In 1995, 1996 and 1997, total export sales were $9.9 million, $16.9 million, and $21.9 million respectively, or approximately 61%, 72%, and 66% respectively, of total product sales. In 1995, 1996 and 1997, sales to Europe accounted for $7.0 million, $9.8 million, and $11.5 million respectively, and sales to Asia represented $2.9 million, $6.7 million, and $9.3 million respectively. A significant portion of the Company's revenues, therefore, will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

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

COMPETITION

     The Company believes that the primary competitive factors in the market for IVUS imaging devices are: image quality, catheter size, flexibility and trackability, ease of use, reliability and price. In addition, a company's distribution capability and the time in which products can be developed and receive regulatory approval are important competitive factors. Certain of the Company's competitors have developed IVUS imaging products with high quality images. Therefore, the Company believes that its competitive position is dependent upon its ability to establish its reputation as a producer of high quality imaging products. The

Company's IVUS catheters compete with mechanical ultrasound devices manufactured by Cardiovascular Imaging Systems, a subsidiary of Boston Scientific Corporation ("CVIS"), and the Hewlett-Packard Company ("Hewlett-Packard"). Both CVIS and Hewlett-Packard are significantly larger than the Company, have significantly greater financial, marketing and technical resources available. Although the Company believes that these companies are not currently marketing or clinically testing combined coronary balloon angioplasty/IVUS imaging catheters, there can be no assurance that they will not attempt to develop and market catheters in the future that would compete with the Company's combination products. Moreover, companies currently engaged in the manufacture and marketing of non-imaging balloon angioplasty catheters could attempt to expand their product lines to include combination balloon angioplasty/IVUS imaging products. Other companies could also attempt to enter the market with competitive devices. Many of the Company's competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources.

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

     Currently, there are no established DRGs specifically covering IVUS imaging procedures. Reimbursement for the equipment and hospital expense of an angioplasty procedure is covered under a DRG, but because the amount of reimbursement is fixed, the amount of potential profit relating to the procedure is reduced to the extent the physician performs additional procedures such as IVUS Imaging or uses a more expensive product which combines ultrasound imaging with therapeutic capabilities. Beginning in January 1997, HCFA implemented a policy in which the physician will receive payment for the additional effort required to obtain ultrasound images and interpret those images when imaging is performed in conjunction with a therapeutic intervention. The level of payment for this physician fee component may be less than the incremental cost of the IVUS imaging and, therefore, physicians must determine that the clinical benefits of intravascular ultrasound imaging justify the additional cost.

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

     Although the Company believes that less invasive procedures generally provide less costly overall therapies as compared to alternative surgical procedures, there can be no assurance that reimbursement for procedures using the Company's products will be available or, if currently available, will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Limitations on Third-Party Reimbursement."

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

     The Company is in the process of implementing policies and procedures which are intended to allow the Company to receive ISO 9001 qualification of its processes and CE mark certifications. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products receive, by mid-1998, the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union. In Europe, the Company has obtained ISO 9002 as of January 1997. The Company has received ISO 9001 certification of its facilities in the United States for manufacture and development at their facility in Rancho Cordova. There can be no assurance that the Company will be successful in meeting ongoing certification requirements.

PATENTS AND PROPRIETARY INFORMATION

     The Company's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company holds 34 U.S. and 11 foreign issued patents; 12 are EndoSonics, three are Du-MED, and 30 are Cardiometrics. The Company has other U.S. and foreign patent applications pending covering various aspects of its technology. The first issued U.S. patent covers IVUS imaging catheters, including IVUS balloon catheters, in which multiple transducer elements are electronically controlled by integrated circuits or other means mounted near the transducer elements in the catheter. This patent expires in April 2007. Two patents cover aspects of catheter design technology used by the Company in its Oracle-Micro catheters. A fourth patent covers improvements to the IVUS imaging system which enables it to obtain images closer to the transducer surface. The fifth patent covers modifications to the catheter tip transducer technology. The sixth patent covers a method and apparatus for imaging blood flow using an ultrasound catheter. Eleven additional patent applications have been submitted to the U.S. Patent Office and additional patent applications have been submitted to international agencies for review. The basic patent for the Du-MED micromotor technology was issued by the U.S. Patent Office in January 1993. Additional patents covering this technology were subsequently issued in August 1993 and December 1994. Additional U.S. and foreign patent applications have been filed. No assurance can be given that pending patent applications will be approved, or that any issued patents will provide competitive advantages for the Company's products, or that they will not be challenged or circumvented by competitors. The Company is currently involved in litigation with Intravascular Research Limited ("IRL") regarding certain of the Company's technology. (See "Legal Proceedings.")

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

     The interventional cardiology market in general and the market for balloon angioplasty catheters in particular, has been characterized by substantial litigation regarding patent and other intellectual property rights. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from utilizing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of any such patents, or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be so on terms acceptable to the Company, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Additional litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company, or to protect trade secrets, and could result in substantial cost to, and diversion of effort by, the Company.

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

EMPLOYEES

     As of December 31, 1997, the Company had 300 employees, including 196 in manufacturing, 51 in research, development and regulatory affairs, 31 in sales and marketing, and 22 in administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

ITEM 2. PROPERTIES

     Currently, the Company leases approximately 59,000 square feet in Rancho Cordova, California, which is leased through the year 2006. The Company also leases approximately 4,100 square feet in The Netherlands for its European operations, which lease expires at the end of the year 2001. In connection with the acquisition of Cardiometrics, the Company obtained 16,000 square feet in Mountain View, California, which is leased through March 1998. Upon expiration of the Mountain View lease the Company's domestic operations will be consolidated at the Rancho Cordova facility. In April 1997, the Company closed its Pleasanton, California facility and consolidated the manufacturing operations conducted there at its Rancho Cordova facility.

ITEM 3. LEGAL PROCEEDINGS

     In August 1997, the Company sued Intravascular Research Limited ("IRL") in the Superior Court of the State of California for the County of Sacramento for misappropriation of trade secrets. The Company's complaint alleged that IRL had misappropriated certain confidential information received from the Company, and sought a court order requiring IRL to assign to the Company all rights in all IRL patent applications and issued patents worldwide based on the misappropriated technology. In March 1998, the Company dismissed the Complaint without prejudice.

     In September 1997, IRL sued the Company in the United States District Court, District of Delaware, accusing the Company of infringing one of IRL's imaging patents, seeking a declaration of invalidity and non-infringement with respect to one of the Company's patents, and requesting a declaratory judgment that it has not misappropriated the Company's trade secrets. In February 1998, the Court dismissed IRL's declaratory relief cause of action. In March 1998, the Company counterclaimed and accused IRL of infringing two of its imaging patents. The Company also sought a declaration of invalidity and non-infringement with respect to the patent IRL had accused the Company of infringing, as well as to correct IRL's claim of inventorship relating to this patent. In late-March, IRL counterclaimed and accused the company of infringing an additional two of its imaging patents, and sought a declaration of invalidity and non-infringement with respect to the second patent the Company had asserted. IRL further sought to reinstitute its declaratory relief cause of action relating to trade secret misappropriation. The Company anticipates seeking a declaration of invalidity and non-infringement with respect to the additional two patents asserted by IRL, and moving to dismiss IRL's non-misappropriation declaratory relief cause of action for lack of subject matter jurisdiction.

     The Company is also subject to various other legal actions and claims arising in the ordinary course of business. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages as of February 28, 1998, and their positions are as follows:

        NAME          AGE                            POSITION
        ----          ---                            --------
Roger Salquist......  56    Chairman of the Board
Reinhard J.           49    President, Chief Executive Officer and Director
  Warnking..........
Thomas E. Black.....  42    Vice President, Systems and Wire Manufacturing
Dr. Hans P. de        51    Senior Vice President, European Operations
  Weerd.............
Michael J. Eberle...  41    Senior Vice President, Engineering and Chief Technical
                            Officer
Richard L.            56    Vice President, Finance and Chief Financial Officer
  Fischer...........
Donald V. Fraley....  41    Vice President, Sales and Marketing
Adam D. Savakus.....  41    Vice President, Quality Assurance, Clinical and Regulatory
                            Affairs
Michael J. Sorna....  55    Vice President, Sales and Marketing, European Operations
Clifford R.           47    Vice President, Catheter Manufacturing and Development
  Varney............
Oti M. Wooster......  45    Vice President, Human Resources and Administration

BACKGROUND

     The principal occupations of each executive officer and key employee of the Company for at least the last five years are as follows:

     ROGER SALQUIST. Mr. Salquist was appointed Chairman of the Board in November of 1996. Since March 1997, Mr. Salquist has been a partner in Bay City Capital, a life sciences merchant banking firm. Mr. Salquist served as Chairman and Chief Executive Officer of Calgene, Inc., a Davis, California-based agribusiness biotechnology company, from 1984 through August 1996. He also served on the Board of Directors of Collagen Corporation from 1988 through October 1997 and on the Board of Celtrix Pharmaceuticals, Inc. from 1990 through 1996, serving as its Chairman from 1993 through 1995. Mr. Salquist serves on the Advisory Council of the Stanford University Graduate School of Business and is a member of the Board of Trustees of the University of San Francisco.

     REINHARD J. WARNKING. Mr. Warnking joined EndoSonics in 1993 as a director, President and Chief Operating Officer. Mr. Warnking was appointed Chief Executive Officer on February 1, 1995. He was the President and Chief Executive Officer of Acoustic Imaging Technology Corporation, a manufacturer of ultrasound and transducer systems, from August 1991 to March 1993. From February 1989 to September 1990, he founded and operated Warnking Medizintechnik GmbH, which was acquired by Dornier Medizintechnik GmbH in September 1990. After the acquisition, Mr. Warnking founded and managed the ultrasound division of Dornier Medizintechnik. From August 1985 to February 1989, he held positions as Technical Director, General Manager and Vice President International for Squibb Medical Systems and Advanced Technology Laboratories (ATL).

     THOMAS E. BLACK. Mr. Black joined the Company as Test Engineering Manager in August 1988. In 1989 he became Manager of Systems Manufacturing and was promoted to Director of Systems Manufacturing in 1993. In January 1996, he was appointed Vice President of Systems Manufacturing, with primary responsibility of managing the Company's ultrasound system related departments. Prior to joining EndoSonics Mr. Black held technical positions within the ultrasound division of General Electric Medical Systems.

     DR. HANS P. DE WEERD. Dr. de Weerd became Senior Vice President and Managing Director of European Operations effective September 1994. Previously, he was the Managing Director of Du-MED BV, a Dutch company which the Company acquired, from June 1993 to August 1994. Prior to joining Du-MED, he was the Managing Director of EME GmbH, a transcranial Doppler ultrasound company which he acquired for Nicolet Instrument Corporation in July 1992. From April 1983 until July 1992, Dr. De Weerd was with Nicolet Instrument Corporation, a division of Thermo Electron Corporation, in a variety of research and development, new business and general management positions.

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

     RICHARD L. FISCHER. Mr. Fischer joined the Company in November 1997 as Vice President, Finance, and Chief Financial Officer. From August 1996 to August 1997 he was Vice President and Chief Financial Officer of Calydon, Inc., an emerging biopharmaceutical company developing therapeutics for the treatment of prostate cancer. From October 1989 to August 1996, Mr. Fischer was Vice President and Chief Financial Officer of Microgenics Corporation, a manufacturer of immunoassays for medical diagnostics. Prior to joining Microgenics, he was Vice President, Finance and Chief Financial Officer for Verilink Corporation, a manufacturer of telecommunications equipment.

     DONALD V. FRALEY. Mr. Fraley joined the Company in February 1995, and was appointed Vice President of Sales and Marketing in March 1995. Previously he was the Executive Director of Marketing of Karl Storz Endoscopy America, a company which manufactures and markets endoscopic products, joining them in August 1992. From June 1983 to July 1992, he held various marketing and sales positions with Baxter Healthcare Corporation.

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

     MICHAEL J. SORNA. Mr. Sorna joined the Company in July 1997 as Vice President, Sales and Marketing, Europe. Previously, he was Vice President of International Sales and Operations for Cardiometrics, Inc. (January 1994 -- July
1997), Vice President of Sales and Marketing (June 1991 -- January 1994), and was responsible for the worldwide launch of the Doppler FloWire. Mr. Sorna was Director of Sales for CVIS, Inc. from March 1989 to June 1991 and was responsible for the worldwide launch of their Intravascular Ultrasound Imaging System. Mr. Sorna comes to us with over 25 years experience in the cardiovascular market at senior management and sales/marketing management levels.

     CLIFFORD R. VARNEY. Mr. Varney became Vice President of Catheter Development and Manufacturing in March 1994. He joined the Company in October 1990 as Director of Catheter Manufacturing. Prior to joining the Company, Mr. Varney was the Vice President, Manufacturing of BSW Technologies, a private automated equipment manufacturing and consulting company from September 1984 to October 1990.

     OTI M. WOOSTER. Ms. Wooster joined the Company in April 1997 as Vice President, Human Resources and Administration. She is responsible for directing the Company's human resources, facilities and administration activities. From 1994 to 1997, Ms. Wooster was Director, Human Resources and Operations for U.S. West Cellular, a multinational telecommunications company. From 1987 to 1994, she was Vice President, Human Resources and Administration for Government Technology Services, Inc., the world's largest seller of computer products and services to the federal government. Prior to 1987, Ms. Wooster was a member of the Executive Staff, and Cabinet member at Northern Telecom. She held various line, human resources and administration management positions in both domestic and international levels there and at General Electric Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ESON" since the Company's initial public offering in March 1992. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                              HIGH      LOW
                                                             ------    ------
1996
First Quarter..............................................  $18.63    $12.50
Second Quarter.............................................   19.50     14.50
Third Quarter..............................................   17.75     11.88
Fourth Quarter.............................................   15.31      9.56

1997
First Quarter..............................................  $15.38    $ 9.25
Second Quarter.............................................   12.25      8.00
Third Quarter..............................................   15.88     10.50
Fourth Quarter.............................................   15.13      8.50

     On March 20, 1998, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $10.06 per share. As of March 20, 1998, there were approximately 187 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company declared a dividend for all shareholders of record on September 5, 1997 of .04 shares of Common Stock of CardioVascular Dynamics, Inc. (CCVD) for each outstanding EndoSonics share. The dividend was distributed on September 26, 1997. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1993       1994       1995      1996       1997
                                               --------   --------   --------   -------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
REVENUES:
  Product sales..............................  $  4,165   $  6,665   $ 16,175   $23,542   $ 33,141
  License fee................................        --      1,000         --        --         --
  Contract revenue...........................       500        353        962       831        856
                                               --------   --------   --------   -------   --------
  Total revenue..............................     4,665      8,018     17,137    24,373     33,997
Cost of sales................................     4,058      4,716     11,270    15,688     17,962
                                               --------   --------   --------   -------   --------
  Gross margin...............................       607      3,302      5,867     8,685     16,035
                                               --------   --------   --------   -------   --------
OPERATING EXPENSES:
  Acquired in-process research, development
     and clinical............................     2,000      2,315        488        --     43,000
  Other research, development and clinical...     3,938      8,445      7,127     5,746      6,309
  Marketing and sales........................     2,961      4,056      5,096     5,411      6,068
  General and administrative.................     2,432      2,854      4,516     4,821      5,840
  Restructuring..............................        --         --         --       518      4,956
  Amortization of intangibles................        --         --         --        --        475
                                               --------   --------   --------   -------   --------
Total operating expenses.....................    11,331     17,670     17,227    16,496     66,648
                                               --------   --------   --------   -------   --------
Loss from operations.........................   (10,724)   (14,368)   (11,360)   (7,811)   (50,613)
Equity in net loss of CardioVascular
  Dynamics, Inc..............................        --         --         --    (1,621)    (2,358)
Other income (expense):
  Interest income............................     1,669      1,124        888     2,269      1,881
  Gain realized on equity investment in
     CardioVascular Dynamics, Inc............        --         --         --        --      4,021
                                               --------   --------   --------   -------   --------
Total other income, net......................     1,669      1,124        888     2,269      5,902
                                               --------   --------   --------   -------   --------
Net loss before provision for income taxes...    (9,055)   (13,244)   (10,472)   (7,163)   (47,069)
Provision for income taxes...................        --         --         --        --        175
                                               --------   --------   --------   -------   --------
Net loss.....................................  $ (9,055)  $(13,244)  $(10,472)  $(7,163)  $(47,244)
                                               --------   --------   --------   -------   --------
Basic net loss per share.....................  $  (0.99)  $  (1.38)  $  (1.01)  $ (0.53)  $  (3.22)
                                               --------   --------   --------   -------   --------
Shares used in computing basic net loss per
  share......................................     9,166      9,584     10,387    13,395     14,670

                                                               AS OF DECEMBER 31,
                                               ---------------------------------------------------
                                                 1993       1994       1995      1996       1997
                                               --------   --------   --------   -------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $ 30,997   $ 20,410   $ 44,395   $40,192   $ 23,009
Working capital..............................    32,047     23,517     49,872    44,676     30,146
Convertible obligation.......................        --         --        750        --         --
Total assets.................................    35,280     28,295     56,953    72,039     62,807
Total stockholders' equity...................    33,155     22,268     48,155    66,067     49,254

     In 1997 the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 requires that reported earnings per share amounts prior to 1997 be restated to comply with SFAS No.
128. The adoption of SFAS No. 128 did not have a material impact on the Company's loss per share in any of the years presented. For further discussion of earnings per share and the impact of SFAS No. 128, see the Notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" beginning on page [20].

INTRODUCTION

     Since its inception in 1984, EndoSonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its IVUS imaging systems and catheters.

     The Company markets and distributes its IVUS imaging products in the United States, Europe and Japan through relationships with strategic partners, certain other distributors and, to a lesser extent, through a direct sales force. In February 1996, EndoSonics and Cordis entered into the Exclusive Distribution Agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell EndoSonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with EndoSonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from EndoSonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by EndoSonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one-year periods. The Company currently believes that Cordis is unlikely to meet the minimum purchase amounts required under the Exclusive Distribution Agreement for fiscal 1998 and has engaged Cordis in discussions that would lead to amendment or termination of the Exclusive Distribution Agreement, although neither option can be assured. The failure of Cordis to meet minimum contractual purchase requirements in 1998 would have a material adverse effect on the Company's 1998 operation results. The failure of Cordis to meet minimum contractual purchase requirements in 1998 would have a material adverse effect on the Company's 1998 operating results. In connection with the execution of the Exclusive Distribution Agreement, the Company issued 350,877 shares of its Common Stock to Cordis in a private placement transaction for an aggregate purchase price of approximately $5,000,000. The Company has since registered the shares of Common Stock issued to Cordis. In 1997, the Company entered into similar agreements with affiliates of Cordis covering Japan and certain South American countries.

     CardioVascular Dynamics, Inc., ("CVD") formerly an 84%-owned subsidiary of the Company, designs, develops, manufactures and markets catheters used to treat certain vascular diseases. CVD's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. CVD completed its initial public offering in June of 1996 and, as a result, its assets, liabilities and results of operations are no longer included in the Company's consolidated financial statements. At December 31, 1997, the Company held approximately 24% of the outstanding shares of the Common Stock of CVD and accounted for its investment on the equity method.

     The Company's business strategy includes acquiring related businesses, products or technologies. In January 1997, the Company entered into an agreement to acquire Cardiometrics, Inc. (Cardiometrics) through the merger of a wholly-owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly-owned subsidiary of the Company.

     Cardiometrics develops, manufactures, and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' primary products, the FloWire(R) Doppler guide wire and FloMap ultrasound intsrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catherization laboratory. Clinical experience demonstrates that the measurement of blood flow impairment downstream from (distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire(R)/FloMap system has received clearance from the FDA and many corresponding European and Pacific Rim regulatory agencies. Cardiometrics has also developed the WaveWire(TM)/WaveMap intracoronary blood pressure measurement system, which was first used in a clinical case in Europe in December 1996. Cardiometrics received a 510(k) approval in August 1997 and expects the product will be available for sale as early as the first quarter of 1998.

     The Acquisition of Cardiometrics, which was finalized on July 23, 1997, was accounted for under the purchase method of accounting. The Company incurred a $43 million dollar in-process research and development charge as a result of the acquisition and $8.6 million in restructuring, integration and other non-merger charges in connection with plans to reduce overhead of the combined companies.

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

RESULTS OF OPERATIONS

  Comparison of the Year Ended December 31, 1997 with the Year Ended December 31, 1996

     CardioVascular Dynamics' results of operations were consolidated in the Company's results through June 19, 1996, and accounted for on the equity method thereafter. Cardiometrics' results of operations were consolidated in the Company's results of operations beginning July 24, 1997. (See Notes 3 and 4 to Consolidated Financial Statements.)

                                            1997       1996
                                           -------    -------
Revenue
  EndoSonics.............................  $27,207    $20,539
  CardioVascular Dynamics................       --      3,834
  Cardiometrics..........................    6,790         --
                                           -------    -------
          Total..........................  $33,997    $24,373
                                           =======    =======

     Total Revenue. Total revenue in 1997 increased by 39% to approximately $34.0 million from $24.4 million in 1996. The increase is a result of the Cardiometrics acquisition, which resulted in an additional $6.8 million in revenue. In addition, IVUS revenue increased $6.6 million, primarily in Europe and Japan.

     Sales of the Company's digital all-electronic IVUS imaging system and catheters accounted for approximately 78% of total revenue and a 32% increase over 1996 results. The increase is due both to the growth of the overall market for IVUS imaging products and increased sales under the Company's distribution agreements with Cordis and Fukuda.

     Total revenue from Cardiometrics was approximately $6.8 million for the period from the acquisition, July 23, 1997 through December 31, 1997. Total CardioVascular Dynamics revenue was approximately $3.8 million in 1996. There was no CVD revenue included in 1997.

     Currently, a majority of the Company's sales of IVUS products consists of sales of IVUS imaging systems. The sales of IVUS imaging catheters as a percentage of total IVUS sales has increased from 30% in 1996 to 42% in 1997 due to the increase in the Company's installed base. In 1997, export sales as a percentage of total revenue decreased to 64% as compared to 69% in 1996, as domestic sales increased at a greater rate than export sales. The Company currently anticipates that export sales will continue to represent a substantial portion of the Company's total revenue in future periods.

     Cost of Product Sales. Cost of product sales as a percentage of product sales decreased to approximately 52% from approximately 63% in 1996. Cost of sales as a percentage of product sales in 1997 was reduced principally by volume increases and improved manufacturing efficiencies, as well as favorable margins on Cardiometrics products. Gross profit margins on product sales improved to 48% in 1997 as compared to 37% in 1996. Due to the uncertainty associated with continued improvements in efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

     Acquired In-Process Research and Development Write-Off. In connection with the Company's acquisition of Cardiometrics, the Company engaged an independent appraiser to provide the Company with a recommendation of value for certain assets acquired. Based on this valuation analysis, $43 million of the purchase price has been assigned to in-process research and development. Because the technological feasibility of the acquired in-process research and development has not been established and has no alternative uses, it was expensed in the third quarter of 1997. Although the Company is in the process of evaluating its research and development projects, it is expected that future expenditures of over $5 million will be necessary to develop the acquired technology into commercial products.

     Other Research, Development and Clinical. Other research, development and clinical expenses increased 10% to $6.3 million in 1997 from approximately $5.7 million in 1996. Cardiometrics portion of research, development and clinical expense for 1997 was approximately $1.9 million.

     Marketing and Sales. Marketing and sales expenses increased 12% to approximately $6.1 million from $5.4 million in 1996, primarily due to increased staffing and marketing programs related to the acquisition of Cardiometrics. After adjusting for $0.5 million in integration charges in 1997, marketing and sales remained constant. As a percentage of total revenue, marketing and sales expenses decreased to 18% as compared to 22% in 1996. The Company expects marketing and sales expenses to increase in anticipation of the expiration of the Cordis Agreements at the end of 1998.

     General and Administrative. General and administrative expenses increased by 21% to approximately $5.8 million in 1997 from approximately $4.8 million in 1996. After adjusting for integration charges of $1.4 million in 1997 and $0.3 million in 1996, general and administrative expenses increased $0.1 million. The increase is attributable to an overall increase in the Company's level of operations; however, general and administrative expenses decreased to 17% of total revenue in 1997 as compared to 20% of total revenue in 1996.

     Restructuring. Concurrent with the purchase of Cardiometrics, the Company recorded restructuring charges of $5.0 million related to corporate reorganization costs and plans to reduce overhead of the combined companies. The charges primarily consist of cash expenditures anticipated in 1998 related to termination of certain agreements and relocation and consolidation of facilities. The Company believes that its existing cash resources will be sufficient to fund these expenditures.

     Other Income, Net. Other income increased to approximately $5.9 million in 1997 from approximately $2.3 million in 1996. The increase is due to the result of gains realized on the shares of CVD common stock used to acquire Cardiometrics, distributions to the Company's shareholders and option holders, and the sale of CVD stock, offset in part by a reduction in interest income of $0.4 million due to reduced cash balances.

     Net Loss. Net loss was $47.3 million, or $3.22 per share for 1997, as compared to a net loss of approximately $7.2 million, or $0.53 per share in 1996.

  Comparison of the Year Ended December 31, 1996 with the Year Ended December 31, 1995

     Total Revenue. Total revenue in 1996 increased by 42% to approximately $24.4 million from approximately $17.1 million in 1995. This increase was principally the result of an increase in IVUS sales in the United States and Europe.

     Sales of the Company's digital all-electronic IVUS imaging system and catheters accounted for approximately 83% of the total revenue. Sales of the Oracle Imaging System and catheters were approximately $20.4 million in 1996 as compared to approximately $12.7 million in 1995, an increase of 58%. The increase is due both to the growth of the overall market for IVUS imaging products and increased sales under the Company's distribution agreements with Cordis and, to a lesser extent, with Fukuda.

     Total revenue from CVD was approximately $3.8 million for the period from January 1, 1996, to the date of the CVD Initial Public Offering (see Notes 3 and 4 to the Consolidated Financial Statements), as compared to approximately $4.1 million for all of 1995.

     Currently, a majority of the Company's sales of IVUS products consists of sales of the Company's IVUS imaging systems. The Company currently anticipates that sales of IVUS imaging catheters will increase as a percentage of total sales of IVUS products in future periods as the Company's installed base grows. In 1996, export sales as a percentage of total revenue increased to 69% as compared to 58% in 1995. The Company currently anticipates that export sales will continue to represent a substantial portion of the CompanyIs total revenue in future periods.

     Cost of Product Sales. Cost of product sales as a percentage of product sales decreased to approximately 67% in 1996 from 70% in 1995. Cost of sales as a percentage of product sales in 1996 were reduced principally by improved manufacturing efficiencies. Gross profit margins on product sales improved to 33% in 1996 as compared to 30% in 1995.

     Acquired In-process Research, Development and Clinical. The Company recorded no acquired in-process research, development and clinical expenses in 1996 compared to $488,000 in 1995. In June 1995,

EndoSonics recorded a non-cash charge of $488,000, reflecting the final payment in connection with the 1993 acquisition of CVD.

     Other Research, Development and Clinical. Other research, development and clinical expenses decreased by 19% to approximately $5.7 million in 1996 from approximately $7.1 million in 1995 due to a decrease in expenses related to the Pinnacle Development Project and reimbursement from Cordis Corporation for joint Research and Development projects, offset by continued investment in CVDIs infrastructure to launch and produce its new products until its initial public offering in June of 1996. As a percentage of total revenue, these expenses decreased to 29% for 1996 from 42% in 1995. These expenses decreased by 20% from $5.4 million to $4.3 million for the IVUS business.

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

     General and Administrative. General and administrative expenses increased by 7% to approximately $4.8 million in 1996 from approximately $4.5 million in 1995. This increase is attributable to an overall increase in the Company's level of operations; however, general and administrative expenses decreased to 20% of total revenue in 1996 from 26% of total revenue in 1995. These expenses for the IVUS business were $4.1 million for 1996 compared with $3.2 million in 1995, a 28% increase.

     Other Income, Net. Other income increased to approximately $2.3 million in 1996 from approximately $.9 million in 1995, primarily due to a higher level of interest income.

     Net Loss. Net loss decreased to approximately $7.2 million, or $0.53 per share, in 1996 as compared to a net loss of approximately $10.5 million, or $1.01 per share, in 1995. For the IVUS business, net loss decreased 25% from $8.1 million to $6.1, $0.78 per share versus $0.45 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash, cash equivalents and short-term investments of $23 million and no borrowings or credit facilities. Net cash used in operations was $7.9 million in 1997, as compared to $4.1 million in 1996. Working capital decreased to $30.1 million in 1997, as compared to $44.7 million in 1996. The decrease is primarily due to the use of cash in the acquisition of Cardiometrics and the increase in accrued restructuring, integration and other charges.

     Net cash used in investing activities was $17.9 million, as compared to $5.2 million in 1996. On July 23, 1997, the Company acquired all of the outstanding shares of Cardiometrics, Inc. As a result, Cardiometrics' assets, liabilities and results of operations since the acquisition date are included in the Company's consolidated statements of cash flows. Net cash used in the acquisition was $13.3 million.

     Net cash provided by financing activities was $0.6 million as compared to $7.4 million in 1996. In 1997, the Company received $0.6 million from the issuance of common stock, primarily related to the exercise of common stock options. In 1996 proceeds from the issuance of common stock was $7.4 million, which includes $5.0 million issued to a customer.

     The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts and working capital purposes prior to achieving positive cash flow from operations. The Company believes that its existing cash, cash equivalents and short-term investments as of December 31, 1997 will be sufficient to meet the Company's operating expenses and capital requirements through 1998. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company. See "Future Operating Results -- History of Operating Losses; Anticipated Future Losses."*

SUBSEQUENT EVENTS

     During February 1998, the Company, in separate transactions, sold a total of 470,000 shares of CVD common stock valued at $1.8 million, resulting in a gain of $0.3 million. Also in February 1998, the Company's Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to $5 million of its common stock.

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace certain portions of its software in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. Because the Company's computer programs are primarily packaged software for which there is a Year 2000 compliant update available, and the Company believes that it can make the necessary modifications primarily using the Company's personnel, the cost of the Year 2000 project is not expected to be material.

     It is anticipated that the Year 2000 project will be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to the existing software, the Year 2000 Issue will not pose a significant operational problem. However, if such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which assume certain future events, including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the effectiveness of the updates received from the Company's software vendors at addressing the Year 2000 Issue and similar uncertainties.

TAX MATTERS

     As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $49.5 million and $8.5 million, respectively. The Company also had federal research and development and other tax credit carryforwards for federal and state income tax purposes, of approximately $1.786 million and $0.8 million respectively. The net operating loss and credit carryforwards began expiring and will continue to expire at various dates beginning in 1997 through 2012 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

RISK FACTORS

     History of Operating Losses; Anticipated Future Losses. The Company was founded in 1984 and has experienced annual operating losses since its inception. The Company's accumulated deficit at December 31, 1997 was approximately $108 million. There can be no assurance that the Company will be able to sustain profitability in the future. Although the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its liquidity requirements through 1998, there can be no assurance that the Company will not require additional financing or that such financing, if required, will be available on satisfactory terms, if at all.

     Acquisitions. On July 23, 1997 the Company acquired all of the outstanding shares of Cardiometrics, Inc. for approximately $73.4 million in common stock of the Company, common stock of CVD, and cash. The results of Cardiometrics' operations have been combined with those of the Company since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Purchased in-process research and development in the amount of $43 million was valued by an independent appraiser. As it had not reached technological feasibility, and had no probable alternative future uses, it was charged to operations upon acquisition. Goodwill and other intangible assets are being amortized over three-to-eight years. In addition, the Company recognized a gain of $3.7 million related to the excess of the fair value over the book value of CVD common stock used as part of the purchase price consideration. The results of operations for the twelve months ended December 31, 1997 include one-time charges of $43 million related to the write-off of acquired in-process research and development, and $5.0 million related to restructuring and integration of the two companies.

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

     Dependence on Strategic Relationships; Reliance on Cordis. In February 1996, EndoSonics and Cordis entered into the Exclusive Distribution Agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. The Exclusive Distribution Agreement supersedes and replaces a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Nederland B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis is obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Exclusive Distribution Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Exclusive Distribution Agreement to undertake certain efforts to market, promote, distribute and sell EndoSonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with EndoSonics' United States and European clinical and support staff. The Exclusive Distribution Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Exclusive Distribution Agreement, Cordis shall purchase IVUS imaging products from EndoSonics at agreed upon prices set forth in such agreement, which prices shall be jointly reviewed by EndoSonics and Cordis every six months. The Exclusive Distribution Agreement initially expires on December 31, 1998, but may be extended by the parties for successive one year periods. The Company currently believes that Cordis is unlikely to meet the minimum purchase amounts required under the Exclusive Distribution Agreement for fiscal 1998 and has engaged Cordis in discussions that would lead to amendment or termination of the Exclusive Distribution Agreement, although neither option can be assured. The failure of Cordis to meet minimum contractural purchase requirements in 1998 would have a material adverse effect on the Company's 1998 operation results. In 1997, the Company entered into similar agreements with affiliates of Cordis covering Japan and certain South American countries.

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

     Dependence on International Sales. The Company derives, and expects to continue to derive, a significant portion of its revenue from international sales. In 1995, 1996, and 1997, the Company's international sales were $9.9 million, $16.9 million, and $21.9 million respectively, or 58%, 69% and 64% respectively of total revenue. Therefore, a significant portion of the Company's revenues will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

     Suppliers. The Company purchases many standard and custom built components from independent suppliers, and contracts with third parties for certain specialized electronic component manufacturing processes. Most of these purchased components and processes are available from more than one vendor. However, the manufacturing of the integrated circuit microchips, used in the Five 64 catheter line is currently performed by a single vendor. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any supply interruption from this single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have an adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing" and "-- Government Regulation."

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

     Competition. Competition in the market for devices used in the diagnosis and treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. The interventional cardiology market is characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's digital, all-electronic IVUS imaging catheters compete with mechanical ultrasound devices manufactured by CVIS and Hewlett-Packard. Both CVIS and Hewlett-Packard are significantly larger than the Company, and have significantly greater financial, sales and marketing and technical resources available. These competitors have also developed IVUS imaging products with high quality images and the Company believes that its competitive position is dependent upon its ability to establish its reputation as a producer of high quality IVUS imaging products. There can be no assurance that these companies are not currently developing, or will not attempt to develop, combination balloon angioplasty/IVUS imaging catheters that would compete with the Company's combination balloon angioplasty/IVUS imaging products. Moreover, companies currently engaged in the manufacture and marketing of non-imaging angioplasty catheters could attempt to expand their product lines to include combination balloon angioplasty/IVUS imaging products.

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

     Reliance on Patents and Proprietary Technology; Risk of Patent Infringement. The Company holds six issued United States patents and has other United States and several foreign patent applications pending covering various aspects of its IVUS imaging technology. No assurance can be given, however, that the Company's patent applications will issue as patents or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Although the Company attempts to ensure that its products do not infringe other party's patents and proprietary rights, there can be no assurance that its products do not infringe such patents or rights. The interventional cardiovascular market has been characterized by substantial litigation regarding patent and other intellectual property rights. The Company is currently involved in litigation with Intravasular Research Limited ("IRL") regarding certain of the Company's technology. In the event that any relevant claims of IRL or other third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of any such patents or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be so on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality and non-disclosure agreements with its employees and consultants. There can be no assurance that the confidentiality of such trade secrets or proprietary information will be maintained by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Additional litigation may be necessary to defend against claims of infringement or invalidity, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company. See "Business -- Patents and Proprietary Technology" and "Legal Proceedings."

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

     The Company is also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products" and " Government Regulation."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 4, 1998. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 4, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 4, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 4, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:

     1. Financial Statements of the Company.

        Report of Ernst & Young LLP, Independent Auditors
        Consolidated Balance Sheets -- December 31, 1996 and 1997
        Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997
        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997
        Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997
        Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997

     2. Financial Statement Schedule.

        II -- Valuation and Qualifying Accounts

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

(c) EXHIBITS.

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    2.1(1)       Agreement and Plan of Reorganization dated as of June 9,
                 1993 among the Company, EndoSonics Acquisition Corporation and CardioVascular Dynamics, Inc. ("CVD").
    2.2(1)       First Amendment dated as of June 30, 1993 to the Agreement and Plan of Reorganization among the Company, EndoSonics
                 Acquisition Corporation and CVD.
    2.3(8)       Agreement and Plan of Reorganization between EndoSonics and
                 Cardiometrics, Inc.
    3.1(2)       Certificate of Incorporation.
    3.2(4)       Amended Bylaws.
    4.1(2)       Specimen Certificate of Common Stock.
    4.2(3)       Loan and Warrant Purchase Agreement dated May 19, 1988.
    10.1(3)      Series F Preferred Stock Purchase Agreement dated February
                 1, 1991 between the Company and Esaote Biomedica S.p.A.
                 ("Esaote") and Registration Rights and Right of First Offer
                 Agreement.

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.2(3)      Distribution Agreement dated February 28, 1990 between the
                 Company and Fukuda Denshi Co., Ltd.
    10.3(3)      Distribution Agreement dated as of January 31, 1991 between the Company and Esaote.
    10.4(3)      Line of Credit Agreement between the Company and Wells Fargo
                 Bank, N.A. dated November 19, 1990.
    10.5(3)      Lease dated October 31, 1991 between the Company and Olympia
                 Investments, Inc. for the Pleasanton facilities.
    10.6(3)      Lease dated May 1, 1990 between the Company and Commonwealth
                 Growth Fund I and the Rancho Cordova facilities and
                 Amendment to Lease dated January 9, 1992.
    10.7(3)      1988 Stock Option Plan and forms of a Stock Option Agreement and a Stock Purchase Agreement.
    10.8(3)      1984 Restricted Stock Purchase Plan and form of a Stock
                 Purchase Agreement.
    10.9(3)      Form of Indemnification Agreement between the Company and
                 directors of the Company.
    10.10(5)     Form of Domestic Distribution Agreement.
    10.11(4)     Supplemental Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD.
    10.12(4)     Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD.
    10.13(4)     Product Development Agreement dated June 5, 1992, by and
                 between the Company and CVD.
    10.14(6)     Distribution Agreement dated May 28, 1993 between CVD and
                 Fukuda Denshi Co., Ltd.
    10.15(6)     Micro Motor Catheter and Instrument Development Agreement,
                 Funding and Option Agreement, Escrow and License agreement, and Distribution Agreement dated October 1993 between the
                 Company and Du-MED.
    10.16(9)     Stock Purchase and Technology License Agreement dated
                 September 10, 1994 by and among EndoSonics, CVD and SCIMED
                 Life Systems, Inc.
    10.17(9)     Exclusive Distribution Agreement dated November 1, 1994
                 between Cordis S.A. and EndoSonics, as amended on December
                 20, 1994.
    10.18(7)     Imaging/Therapeutic Combination Devices Development
                 Agreement dated as of February 2, 1996 by and between Cordis
                 Corporation ("Cordis") and the Company.
    10.19(7)     Exclusive Distribution Agreement dated February 2, 1996 by and between Cordis and the Company.
    10.20(10)    Shareholder Agreement dated June 19, 1996 between EndoSonics and CVD.
    10.21(10)    License Agreement dated February 6, 1997 between EndoSonics and CVD.
    10.22        Form of Change of Control Agreement by and between the
                 Company and each exective officer of the Company.
    23.1         Consent of Ernst & Young LLP, Independent Auditors.
    23.2         Consent of Ernst & Young LLP, Independent Auditors.
    23.3         Consent of Ernst & Young LLP, Independent Auditors.
    24.1         Power of Attorney. (Reference is made to page 30 of this
                 Report on Form 10-K/A.)
    27.1         Financial Data Schedule.

---------------
  *  Confidential Treatment Granted.

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

 (9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 21, 1995.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 19, 1997.

(d) 1. Financial Statements of Cardiovascular Dynamics, Inc.

       Report of Ernst & Young LLP, Independent Auditors
       Consolidated Balance Sheets -- December 31, 1996 and 1997
       Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997
       Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997
       Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997

     2. Financial Statement Schedule.
        II -- Valuation and Qualifying Accounts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENDOSONICS CORPORATION

Date: March 30, 1998                      By:   /s/ REINHARD J. WARNKING

                                            ------------------------------------
                                                    Reinhard J. Warnking
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:    /s/ RICHARD L. FISCHER

                                            ------------------------------------
                                                     Richard L. Fischer
                                                  Vice President, Finance
                                            (Principal Financial and Accounting
                                              Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Reinhard J. Warnking and Richard L. Fischer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ REINHARD J. WARNKING                   President, Chief Executive    March 30, 1998
--------------------------------------------------------      Officer and Director
                  Reinhard J. Warnking                        (Principal Executive
                                                                    Officer)

                 /s/ RICHARD L. FISCHER                      Vice President, Finance     March 30, 1998
--------------------------------------------------------    (Principal Financial and
                   Richard L. Fischer                          Accounting Officer)

                   /s/ ROGER SALQUIST                       Chairman of the Board of     March 30, 1998
--------------------------------------------------------            Directors
                     Roger Salquist

                  /s/ THOMAS J. CABLE                               Director             March 30, 1998
--------------------------------------------------------
                    Thomas J. Cable

                  /s/ WILLIAM G. DAVIS                              Director             March 30, 1998
--------------------------------------------------------
                    William G. Davis

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                 /s/ MICHAEL R. HENSON                              Director             March 30, 1998
--------------------------------------------------------
                   Michael R. Henson

                 /s/ EDWARD M. LEONARD                              Director             March 30, 1998
--------------------------------------------------------
                   Edward M. Leonard

                /s/ MENAHEM NASSI, PH.D.                            Director             March 30, 1998
--------------------------------------------------------
                  Menahem Nassi, Ph.D.

                 /s/ W. MICHAEL WRIGHT                              Director             March 30, 1998
--------------------------------------------------------
                   W. Michael Wright

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Statements of Stockholders' Equity.............  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
EndoSonics Corporation

     We have audited the accompanying consolidated balance sheets of EndoSonics Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14.(a).2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EndoSonics Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Sacramento, California
February 13, 1998

                             ENDOSONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                                  ----           ----
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents.................................   $  13,889       $ 34,943
  Short-term investments....................................       9,120          5,249
  Trade accounts receivable, net of allowance for doubtful
     accounts of $562 and $646 at December 31, 1997 and
     1996, respectively.....................................      13,351          5,682
  Inventories...............................................       6,915          3,572
  Accrued interest receivable and other current assets......         424          1,202
                                                               ---------       --------
          Total current assets..............................      43,699         50,648
Property and equipment, net.................................       3,408          1,947
Investment in CardioVascular Dynamics, Inc. (CVD)...........       8,478         19,444
Intangible assets, net......................................       7,222             --
                                                               ---------       --------
                                                               $  62,807       $ 72,039
                                                               =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   7,536       $  5,040
  Accrued restructuring and integration expenses............       6,017            932
                                                               ---------       --------
Total current liabilities...................................      13,553          5,972
                                                               =========       ========
Stockholders' equity:
  Convertible-preferred stock, $.001 par value; 5,000,000
     shares authorized,
     no shares issued and outstanding.......................          --             --
  Common stock, $.001 par value; 25,000,000 shares
     authorized, 16,153,113 and 13,522,572 shares issued and
     outstanding as of December 31, 1997 and 1996,
     respectively...........................................          16             14
  Additional paid-in capital................................     157,588        124,024
  Accumulated deficit.......................................    (108,263)       (58,000)
  Unrealized gain on available-for-sale securities..........           1              1
  Foreign currency translation..............................         (88)            28
                                                               ---------       --------
Total stockholders' equity..................................      49,254         66,067
                                                               ---------       --------
                                                               $  62,807       $ 72,039
                                                               =========       ========

                             See accompanying notes

                             ENDOSONICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                            1997               1996               1995
                                                            ----               ----               ----
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES:
  Product sales......................................    $   33,141         $   23,542         $   16,175
  Contract revenue...................................           856                831                962
Total revenue........................................        33,997             24,373             17,137
Cost of sales........................................        17,962             15,688             11,270
                                                         ----------         ----------         ----------
  Gross margin.......................................        16,035              8,685              5,867
                                                         ----------         ----------         ----------
OPERATING EXPENSES:
  Acquired in-process research, development and
     clinical........................................        43,000                 --                488
  Other research, development and clinical...........         6,309              5,746              7,127
  Marketing and sales................................         6,068              5,411              5,096
  General and administrative.........................         5,840              4,821              4,516
  Restructuring......................................         4,956                518                 --
  Amortization of intangibles........................           475                 --                 --
                                                         ----------         ----------         ----------
Total operating expenses.............................        66,648             16,496             17,227
                                                         ----------         ----------         ----------
Loss from operations.................................       (50,613)            (7,811)           (11,360)
Equity in net loss of CardioVascular Dynamics,
  Inc................................................        (2,358)            (1,621)                --
OTHER INCOME (EXPENSE):
  Interest income....................................         1,881              2,269                888
  Gain realized on equity investment in
     CardioVascular Dynamics, Inc....................         4,021                 --                 --
                                                         ----------         ----------         ----------
Total other income, net..............................         5,902              2,269                888
                                                         ----------         ----------         ----------
Net loss before provision for income taxes...........       (47,069)            (7,163)           (10,472)
                                                         ----------         ----------         ----------
Provision for income taxes...........................           175                 --                 --
                                                         ----------         ----------         ----------
Net loss.............................................    $  (47,244)        $   (7,163)        $  (10,472)
                                                         ==========         ==========         ==========
Basic net loss per share.............................    $    (3.22)        $    (0.53)        $    (1.01)
                                                         ==========         ==========         ==========
Shares used in computing basic net loss per share....    14,669,975         13,394,728         10,386,549
                                                         ==========         ==========         ==========

                             See accompanying notes

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                            CONVERTIBLE
                          PREFERRED STOCK      COMMON STOCK       ADDITIONAL
                          ---------------   -------------------    PAID-IN     ACCUMULATED
                          SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT
                          ------   ------   ----------   ------   ----------   -----------
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31,
  1994..................   --        $--     9,983,031    $10      $ 63,070     $ (40,365)
  Issuance of common
    stock to complete
    CardioVascular
    Dynamics, Inc.
    acquisition.........   --        --         50,000     --           488            --
  Issuance of common
    stock in
    follow -- on
    offering, net of
    issuance costs of
    $2,806..............   --        --      2,645,000      3        34,882            --
  Exercise of common
    stock options.......   --        --        153,481     --           549            --
  Change in unrealized
    loss on available --
    for-sale
    securities..........   --        --             --     --            --            --
  Foreign currency
    translation.........   --        --             --     --            --            --
  Net loss..............   --        --             --     --            --       (10,472)
                            --       --     ----------    ---      --------     ---------
Balance at December 31,
  1995..................   --        --     12,831,512     13        98,989       (50,837)
  Increase in carrying
    value from
    CardioVascular
    Dynamics, Inc.
    initial public
    offering............   --        --             --     --        17,605            --
  Sale of common stock
    to Cordis
    Corporation.........   --        --        350,877      1         5,000            --
  Exercise of common
    stock options.......   --        --        340,183     --         2,429            --
  Change in unrealized
    loss on
    available--for-sale
    securities..........   --        --             --     --            --            --
  Foreign currency
    translation.........   --        --             --     --            --            --
  Net loss..............   --        --             --     --            --        (7,163)
                            --       --     ----------    ---      --------     ---------
Balance at December 31,
  1996..................   --        --     13,522,572     14       124,024       (58,000)
  Issuance of common
    stock to complete
    Cardiometrics
    acquisition.........   --        --      2,502,500      2        33,137            --
  Issuance of
    CardioVascular
    Dynamics, Inc. stock
    dividend............   --        --             --     --            --        (3,019)
  Decrease in carrying
    value of
    CardioVascular
    Dynamics, Inc.......   --        --             --     --          (193)           --
  Exercise of common
    stock options.......   --        --        128,041     --           620            --
  Change in unrealized
    loss on
    available--for-sale
    securities..........   --        --             --     --            --            --
  Foreign currency
    translation.........   --        --             --     --            --            --
  Net loss..............   --        --             --     --            --       (47,244)
                            --       --     ----------    ---      --------     ---------
Balance at December 31,
  1997..................   --        $--    16,153,113    $16      $157,588     $(108,263)
                            ==       ==     ==========    ===      ========     =========

                            UNREALIZED
                            GAIN (LOSS)
                                OR            FOREIGN         TOTAL
                          AVAILABLE-FOR-     CURRENCY     STOCKHOLDERS'
                          SALE SECURITIES   TRANSLATION      EQUITY
                          ---------------   -----------   -------------
                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31,
  1994..................       $(451)          $   4        $ 22,268
  Issuance of common
    stock to complete
    CardioVascular
    Dynamics, Inc.
    acquisition.........          --              --             488
  Issuance of common
    stock in
    follow -- on
    offering, net of
    issuance costs of
    $2,806..............          --              --          34,885
  Exercise of common
    stock options.......          --              --             549
  Change in unrealized
    loss on available --
    for-sale
    securities..........         444              --             444
  Foreign currency
    translation.........          --              (7)             (7)
  Net loss..............          --              --         (10,472)
                               -----           -----        --------
Balance at December 31,
  1995..................          (7)             (3)         48,155
  Increase in carrying
    value from
    CardioVascular
    Dynamics, Inc.
    initial public
    offering............          --              --          17,606
  Sale of common stock
    to Cordis
    Corporation.........          --              --           5,001
  Exercise of common
    stock options.......          --              --           2,429
  Change in unrealized
    loss on
    available--for-sale
    securities..........           8              --               8
  Foreign currency
    translation.........          --              31              31
  Net loss..............          --              --          (7,163)
                               -----           -----        --------
Balance at December 31,
  1996..................           1              28          66,067
  Issuance of common
    stock to complete
    Cardiometrics
    acquisition.........          --              --          33,139
  Issuance of
    CardioVascular
    Dynamics, Inc. stock
    dividend............          --              --          (3,019)
  Decrease in carrying
    value of
    CardioVascular
    Dynamics, Inc.......          --              --            (193)
  Exercise of common
    stock options.......          --              --             620
  Change in unrealized
    loss on
    available--for-sale
    securities..........          --              --              --
  Foreign currency
    translation.........          --            (116)           (116)
  Net loss..............          --              --         (47,244)
                               -----           -----        --------
Balance at December 31,
  1997..................       $   1           $ (88)       $(49,254)
                               =====           =====        ========

                             See accompanying notes

                             ENDOSONICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1996        1995
                                                                ----       ----        ----
OPERATING ACTIVITIES
Net loss....................................................  $(47,244)   $(7,163)   $(10,472)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Acquired in-process research and development...........    43,000         --         488
     Depreciation...........................................       580        618         415
     Amortization...........................................       549         --          --
     Gain on investment in CVD..............................    (4,021)        --          --
     Operating expense paid with CVD common stock (Note
       11)..................................................       542         --          --
     Equity in net loss of CVD..............................     2,358      1,621          --
     Changes in operating assets and liabilities net of
       effects from purchase of Cardiometrics:
       Trade accounts receivable, net.......................    (2,711)       170      (2,409)
       Inventories..........................................      (419)       474      (2,135)
       Accrued interest receivable and other current
          assets............................................     1,232       (229)       (106)
       Accounts payable and accrued expenses................    (2,580)       424       2,021
       Accrued restructuring and integration expenses.......     5,084         --          --
                                                              --------    -------    --------
Net cash used in operating activities.......................    (3,630)    (4,085)    (12,198)
                                                              ========    =======    ========
INVESTING ACTIVITIES
Purchase of short-term investments..........................    (9,090)    (4,000)         --
Proceeds from sale of CVD common stock......................       528        289       6,815
Maturities of short-term investments........................     5,219      6,108       1,539
Capital expenditures for property and equipment.............    (1,299)    (1,164)       (438)
Effect of CVD initial public offering.......................        --     (6,423)         --
Business acquisition, net of cash and cash equivalents
  acquired..................................................   (13,286)        --          --
                                                              --------    -------    --------
Net cash provided by (used in) investing activities.........   (17,928)    (5,190)      7,916
                                                              ========    =======    ========
FINANCING ACTIVITIES
Proceeds from common stock issuance to Cordis Corporation...        --      5,001          --
Proceeds from issuance of common stock......................       620      2,429      35,434
Proceeds from convertible obligation........................        --         --         750
                                                              --------    -------    --------
Net cash provided by financing activities...................       620      7,430      36,184
                                                              --------    -------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (116)        31          (7)
                                                              --------    -------    --------
Net increase (decrease) in cash and equivalents.............   (21,054)    (1,814)     31,895
Cash and equivalents, beginning of year.....................    34,943     36,757       4,862
                                                              --------    -------    --------
Cash and equivalents, end of year...........................  $ 13,889    $34,943    $ 36,757
                                                              ========    =======    ========
Non-cash financing and investing activities:
Acquisition of business (Note 3) Fair value of assets
  acquired..................................................  $ 73,418    $    --    $     --
  Cash paid.................................................   (22,281)        --          --
  EndoSonics common stock issued............................   (33,139)        --          --
  CVD common stock transferred..............................    (8,484)        --          --
  Other consideration.......................................    (4,674)        --          --
                                                              --------    -------    --------
  Liabilities assumed.......................................     4,840         --          --
                                                              --------    -------    --------
  Capital expenditures for property and equipment...........        --        292          --
  Effect of CardioVascular Dynamics, Inc., initial public
     offering...............................................  $     --    $17,606    $     --
                                                              ========    =======    ========

                             See accompanying notes

                             ENDOSONICS CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 1997, 1996, 1995
                                 (IN THOUSANDS)

           COLUMN A               COLUMN B                  COLUMN C                COLUMN D      COLUMN E
           --------               --------     ----------------------------------   --------    -------------
                                                           ADDITIONS
                                 BALANCE AT    ----------------------------------
                                BEGINNING OF      CHARGES TO         CHARGED TO                  BALANCE AT
         DESCRIPTION               PERIOD      COST AND EXPENSES   OTHER ACCOUNTS               END OF PERIOD
         -----------            ------------   -----------------   --------------               -------------
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful
     accounts.................      $646             $ 81               $ --         $ 165(2)(4)      $ 562
  Accrued warranty expenses...      $295             $440               $640         $  --           $  95
                                    ----             ----               ----         -----           -----
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful
     accounts.................      $360             $497               $ --         $(211)(2)       $ 646
  Accrued warranty expenses...      $280             $350               $ --         $(335)(1)(3)      $ 295
                                    ----             ----               ----         -----           -----
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful
     accounts.................      $365             $365               $ 85         $ 445(2)        $ 360
  Accrued warranty expenses...      $321             $257               $ --         $ 298(1)        $ 280
                                    ====             ====               ====         =====           =====

---------------
(1) Deductions represent actual warranty expenses charged against the accrual.

(2) Deductions represent accounts written off.

(3) Deductions represent impact of CVD initial public offering.

(4) Deductions represent impact of Cardiometrics acquisition.

                             ENDOSONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     EndoSonics Corporation (EndoSonics), a Delaware corporation, develops, manufactures and markets intravascular ultrasound imaging systems, diagnostic imaging and doppler catheters, combined angioplasty imaging catheters and medical devices for the diagnosis and treatment of coronary and peripheral vascular disease.

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

  Foreign Currency Translation

     The local currency is the functional currency of the Company's foreign subsidiary. Exchange gains or losses resulting from foreign currency translation are included as a component of stockholders' equity. Transaction exchange gains or losses are included in general and administrative expense in the consolidated statement of operations, and have not been significant in any year presented.

  Cash Equivalents and Short-Term Investments

     The Company invests its excess cash in various investment grade, interest-bearing securities. As of December 31, 1997 and 1996, cash equivalents and short-term investments consisted of money market mutual funds, U.S. Treasury Notes and obligations of other U.S. government agencies and corporate debt securities. With the exception of the U.S. government and its agencies, by policy, the amount of credit exposure to any one issuer is limited. The Company has not experienced any significant losses on such investments.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1997 and 1996, the Company's entire portfolio of investments is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of stockholders' equity.

     The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, over the estimated life of the security. Such amortization is included in interest income. Realized gains and losses, which were not significant in any year presented, and declines in value judged to be other-than-temporary are included in general and administrative expense. The cost of securities sold is based on the specific identification method.

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     For purposes of reporting cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease term. The estimated useful lives range from three to five years.

INTANGIBLE ASSETS

     Intangible assets consist of goodwill, assembled workforce, and developed technology arising from business acquisitions. The value assigned to intangible assets is based on independent appraisals and is being amortized on a straight-line basis over periods of three to eight years.

  Concentrations of Credit Risk, Significant Customers, Export Sales and
Suppliers

     The Company sells its products primarily to medical institutions and distributors worldwide (see Note 5). The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided. Accounts receivable from two of the Company's customers represented 60% and 13% of net trade accounts receivable, respectively, at December 31, 1997 (75% and 7%, respectively, at December 31,
1996).

     During 1997, sales to two of the Company's customers comprised 58% and 19% of the Company's total product sales, respectively. During 1996, sales to these two customers comprised 62% and 9% of the Company's total product sales, respectively. During 1995, sales to these two customers comprised 53% and 16% of the Company's total product sales.

     The Company had sales to customers outside the United States as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1997       1996       1995
                                                 -------    -------    ------
Europe.........................................  $11,528    $ 9,820    $6,996
Asia...........................................    9,312      6,689     2,891
Other..........................................    1,027        359        14
                                                 -------    -------    ------
                                                 $21,867    $16,868    $9,901
                                                 =======    =======    ======

     The manufacturing of the Company's Five-64 integrated circuit microchips, an important component of its imaging catheters, is currently performed by a single vendor. Although management believes that other vendors could provide similar microchips on comparable terms, a change in suppliers can be a lengthy process. Consequently, any supply interruption from this single source could delay production and have a material adverse effect on the Company's business, financial condition and results of operations.

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

  Stock Compensation

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which the Company adopted in 1996, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized. See Note 11 for pro forma disclosures required by SFAS 123.

  Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive.

     At December 31, 1995, 1996 and 1997 the Company had outstanding options to purchase 2,045,389, 2,315,366 and 2,993,638 shares of common stock, respectively (with exercise prices ranging from $0.32 to $16.50), and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods. These options have not been included in the computation of net loss per share, because to do so would have been antidilutive for the periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS No. 128) which was adopted by the Company. SFAS No. 128 requires presentation of basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded. Stock options are included in the calculation of diluted earnings per share if the effect is dilutive. The adoption of SFAS No. 128 did not have a material impact on the financial statements.

  New Accounting Pronouncements

     In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure, which is effective for financial statements for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. Adoption of Statement 129 will have no impact on the Company's existing disclosures.

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

earlier periods to be provided for comparative purposes. The Company anticipates that implementing the provisions of Statement 130 will not have a significant impact on the Company's existing disclosures.

     In June 1997, the FASB issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company anticipates that implementing the provisions of Statement 131 will not have a significant impact on the Company's existing disclosures.

  Reclassifications

     Certain reclassifications have been made to the 1996 Consolidated Financial Statements to conform to the 1997 presentation.

 2. SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities at December 31, 1997 and 1996:

                                                       GROSS        GROSS      ESTIMATED
                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                           COST        GAINS        LOSSES       VALUE
                                         ---------   ----------   ----------   ---------
DECEMBER 31, 1997
U.S. Treasury notes and obligations of
  other U.S government agencies........   $ 3,499        $1          $--        $ 3,500
Corporate debt securities..............    10,045        --           --         10,045
                                          -------        --          ---        -------
                                          $13,544        $1          $--        $13,545
                                          =======        ==          ===        =======
DECEMBER 31, 1996
U.S. Treasury notes and obligations of
  other U.S government agencies........   $18,946        $2          $--        $18,948
Corporate debt securities..............    17,164        --           (1)        17,163
                                          -------        --          ---        -------
                                          $36,110        $2          $(1)       $36,111
                                          =======        ==          ===        =======

     Included in the above table are securities with fair values totaling $4,425 and $30,862 at December 31, 1997 and 1996, respectively, which are classified as cash equivalents in the accompanying balance sheet.

     The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the rights to prepay obligations without prepayment penalties.

                                                                       ESTIMATED
                                                          AMORTIZED   FAIR MARKET
                                                            COST         VALUE
                                                          ---------   -----------
Due in one year or less.................................   $12,053      $12,054
Due after one year......................................     1,491        1,491
                                                           -------      -------
                                                           $13,544      $13,545
                                                           =======      =======

 3. BUSINESS ACQUISITIONS

     Pursuant to an Agreement and Plan of Reorganization between EndoSonics and CardioVascular Dynamics, Inc., in June 1993 EndoSonics acquired all of the preferred and common shares of CVD held by

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

others in exchange for $335 in cash and 250,000 shares of EndoSonics' common stock with an aggregate market value of $1,563. EndoSonics also incurred direct acquisition costs of approximately $236 in conjunction with this transaction which have been included as part of the purchase price. EndoSonics accounted for the acquisition of the interest in CVD under the purchase method of accounting. In connection with the acquisition, $2,000 was charged to acquired in-process research, development and clinical expense related to CVD products which had not received regulatory approval and did not have identified alternative uses. Pursuant to the terms of the Agreement and Plan of Reorganization, in June 1995 the Company became obligated to issue 50,000 shares of its common stock to the former shareholders of CVD because the market price of the Company's common stock did not exceed a specified price for a specified period during the two year period following the acquisition. The fair market value of such shares of $488 has been charged to acquired in-process research, development and clinical expenses.

     In March 1996, the Company purchased 400,000 shares of CVD Series B Preferred Stock at $20.00 per share for an aggregate purchase price of $8,000. The Company converted their shares to common shares upon the consummation of CVD's initial public offering.

     On July 23, 1997, the Company acquired all of the outstanding shares of Cardiometrics, Inc. (Cardiometrics) for approximately $73,400. The results of Cardiometrics' operations have been combined with those of the Company since the date of acquisition.

     The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following (in thousands):

Cash........................................................  $22,281
EndoSonics common stock.....................................   33,139
CardioVascular Dynamics, Inc. common stock..................    8,484
Cancellation of the Company's pre-merger investment in
  Cardiometrics.............................................    2,317
Liabilities assumed (including Cardiometrics termination
  benefits of $1,900).......................................    4,840
Transaction costs...........................................    2,357
                                                              -------
                                                              $73,418
                                                              =======

     A summary of the purchase price allocation is as follows:

Tangible assets acquired....................................  $22,721
In-process research and development.........................   43,000
Developed technology........................................    5,200
Other intangibles...........................................      700
Goodwill....................................................    1,797
                                                              -------
                                                              $73,418
                                                              =======

     The purchased in-process research and development was valued by an independent appraiser. As it had not reached technological feasibility, and had no probable alternative future uses, it was charged to operations upon acquisition. Goodwill and other intangible assets are being amortized over three-to-eight years. Amortization expense and accumulated amortization were $475 at December 31, 1997. In addition, the Company recognized a gain of $3,700 related to the excess of the fair value over the book value of CVD common stock used as part of the purchase price consideration.

     The purchase price includes $1,900 in severance and relocation liabilities assumed by the Company related to plans to relocate certain Cardiometrics employees to Rancho Cordova, and to terminate others. Approximately $1,000 was paid in 1997. The Company expects that the remainder of this cash outlay will be completed by April 1998.

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Unaudited proforma combined results of operations for the twelve month periods ending December 31, 1997 and 1996, giving effect to certain adjustments, including the acquisition restructuring, as if the Cardiometrics acquisition had occurred at the beginning of each period, are displayed in the following table:

                                                            TWELVE MONTHS ENDED
                                                                DECEMBER 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
                                                               (IN THOUSANDS
                                                           EXCEPT PER SHARE DATA)
Total revenue............................................   $41,057      $38,376
Net loss.................................................   (53,049)     (59,206)
Loss per share...........................................   $ (3.66)     $ (3.79)

     The unaudited proforma results of operations for the twelve months ended December 31, 1997 and 1996 include one-time charges of $43,000 related to the write-off of acquired in-process research and development, and $5,000 related to restructuring and integration of the two companies.

 4. CHANGE IN OWNERSHIP PERCENTAGE OF CARDIOVASCULAR DYNAMICS, INC.

     On June 19, 1996, EndoSonics' 84% owned subsidiary, CVD (see Note 3), successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to CVD's underwriters). As a result of this transaction, CVD's results of operations for 1996 have been consolidated through June 19, 1996, and accounted for on the equity method thereafter. In June 1996, the Company recorded an increase to additional paid-in capital of approximately $17,600 representing the Company's proportionate share of CVD's net assets following the IPO. For the year ended December 31, 1997 and for the period from June 20, 1996 to December 31, 1996, the Company recorded ($2,358) and ($1,621) respectively, representing its proportionate share of CVD's net losses for the period. As of December 31, 1997 and 1996, EndoSonics owned 24% and 45% respectively of the outstanding shares of CVD. Condensed financial information for CVD is shown below:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1997            1996
BALANCE SHEET                                        ------------    ------------
Current assets.....................................    $37,316         $48,574
Property and equipment, net........................      1,550           1,182
Other assets.......................................      2,495             328
                                                       -------         -------
          Total assets.............................    $41,361         $50,084
                                                       -------         -------
Current liabilities................................    $ 3,488         $ 2,432
Deferred distributorship fee revenue...............         --              29
Stockholders' equity...............................     37,873          47,623
                                                       -------         -------
          Total liabilities and stockholders'
            equity.................................    $41,361         $50,084
                                                       -------         -------
EndoSonics' share of CVD's net assets..............    $ 8,478         $19,444
                                                       =======         =======

                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                            1997            1996            1995
STATEMENT OF OPERATIONS                 ------------    ------------    ------------
Total revenue.........................    $11,332         $ 8,734         $ 4,103
Cost of sales.........................      6,418           4,111           2,051
                                          -------         -------         -------
Gross profit..........................      4,914           4,623           2,052
Total operating expenses..............     15,911          10,621           5,028
Other income..........................      2,225           1,374             102
                                          -------         -------         -------
Net loss..............................    ($8,772)        ($4,624)        ($2,874)
                                          =======         =======         =======

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     CardioVascular Dynamics, Inc.'s stock is quoted on the Nasdaq Stock Market. The closing price of CVD's stock at December 31, 1997 and 1996 was $5.50 and $13.00 respectively, per share. The Company held 2,194,016 and 4,040,000 shares of CVD's common stock at December 31, 1997 and 1996 respectively.

 5. DISTRIBUTION AGREEMENTS

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

     The Company and Cordis also entered into an agreement for the development of certain catheters. Under the terms of this agreement, the Company may receive payments from Cordis as contract milestones are achieved. During 1997 and 1996, the Company received payments totaling $637 and $705 respectively.

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

 6. RESTRUCTURING AND OTHER CHARGES

     Concurrent with the purchase of Cardiometrics, Inc., (Note 3), the Company recorded restructuring and integration charges of approximately $9,500 related to plans to reduce overhead of the combined companies and increase operating efficiency in future periods. The restructuring and integration charges include approximately $7,500 of corporate reorganization costs and approximately $2,000 related to relocation of certain product lines and overall integration of the Company's operations. Due to changes in conditions subsequent to the initial recording of the restructuring and integration charges, the Company reduced the provision for these charges to $8,600 during the fourth quarter of 1997. These charges are included in the accompanying Consolidated Statements of Operations, as follows:

                                                              1997
                                                         --------------
                                                         (IN THOUSANDS)
Cost of sales..........................................      $1,251
Research and development...............................         200
Marketing and sales....................................         542
General and administrative.............................       1,361
Restructuring..........................................       4,956
Other..................................................         296
                                                             ------
          Total charges................................      $8,606
                                                             ======

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     During the year ended December 31, 1997, adjustments to the initial accrual for restructuring and integration charges were as follows:

                                                                                    ACCRUAL AS OF
                                        PROVISION   ADJUSTMENTS   COST INCURRED   DECEMBER 31, 1997
                                        ---------   -----------   -------------   -----------------
                                                              (IN THOUSANDS)
Corporate reorganization..............   $7,491        ($375)        ($2,062)          $5,054
Consolidation of facilities...........    1,965         (475)           (834)             656
                                         ------        -----         -------           ------
                                         $9,456        ($850)        ($2,896)          $5,710
                                         ======        =====         =======           ======

     In June 1996, the Company recorded restructuring and integration charges of approximately $3,066 in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five-64 imaging devices. The elements of the 1996 restructuring accrual as of December 31, 1997, were as follows:

                                                                                  ACCRUAL
                                                                                   AS OF
                                                                      COST      DECEMBER 31,
                                                       PROVISION    INCURRED        1997
                                                       ---------    --------    ------------
Consolidation of Facilities..........................   $  994      $  (777)        $217
Conversion to new technology.........................    1,849       (1,849)          --
Corporate reorganization.............................      223         (133)          90
                                                        ------      -------         ----
                                                        $3,066      $(2,759)        $307
                                                        ======      =======         ====

     The charges included in the accompanying Consolidated Statements of Operations for the year ended December 31, 1996 are as follows:

                                                               1996
                                                              ------
Cost of sales...............................................  $  794
Other research, development and clinical....................     475
Marketing and sales.........................................     480
General and administrative..................................     799
Restructuring...............................................     518
                                                              ------
          Total charges.....................................  $3,066
                                                              ======

     The accrual for restructuring and integration charges was approximately $6,017 and $932 as of December 31, 1997 and December 31, 1996 respectively.

 7. INVENTORIES

     Inventories consisted of the following as of December 31:

                                                               1997      1996
                                                              ------    ------
Raw materials...............................................  $2,817    $  798
Work-in-process.............................................   1,842     1,181
Finished goods..............................................   2,256     1,593
                                                              ------    ------
                                                              $6,915    $3,572
                                                              ======    ======

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 8. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31:

                                                               1997      1996
                                                              ------    ------
Furniture, fixtures and equipment...........................  $7,745    $5,459
Leasehold improvements......................................     161       332
                                                              ------    ------
                                                               7,906     5,791
Less accumulated depreciation and amortization..............  (4,498)   (3,844)
                                                              ------    ------
                                                              $3,408    $1,947
                                                              ======    ======

 9. CURRENT LIABILITIES

     Current liabilities consisted of the following as of December 31:

                                                             1997       1996
                                                            -------    ------
Accrued restructuring and integration.....................  $ 6,017    $  932
Accounts payable..........................................    1,954     1,625
Accrued payroll and related expenses......................    2,058     1,647
Accrued product transition costs..........................       --       312
Deferred revenue..........................................      377        --
Accrued royalties.........................................       96         3
Accrued warranty..........................................       95       295
Other accrued expenses....................................    2,956     1,158
                                                            -------    ------
                                                            $13,553    $5,972
                                                            =======    ======

10. OPERATING LEASES

     The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term non-cancelable lease agreements that have been accounted for as operating leases. Certain of these leases include scheduled rent increases and renewal options as prescribed by the agreements.

     Future minimum payments by year under long-term non-cancelable operating leases are as follows:

1998................................................  $  839
1999................................................     811
2000................................................     790
2001................................................     736
2002................................................     731
Thereafter..........................................   2,753
                                                      ------
                                                      $6,660
                                                      ======

     Rental expense charged to operations for all operating leases during 1997, 1996 and 1995 was approximately $742, $630, and $576 respectively.

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. EQUITY

  Common Stock

     In 1995, the Company completed a second public offering of 2,645,000 shares of its common stock. The Company received net proceeds of approximately $35,000.

     On September 26, 1997, the Company distributed to shareholders and common stock option holders of record as of September 5, 1997, .04 shares of CVD common stock for each share of the Company's common stock outstanding or subject to options. The Company recorded approximately $1,000 in compensation expense, related to the distribution to stock option holders, which consisted of $540 in CVD common stock and $460 in cash. The compensation expense was based on the closing price of $8.75 per share of CVD common stock on September 25, 1997. The book value of the CVD common stock distributed to shareholders totaled $3,019, and was charged to accumulated deficit.

  Stock Options

     In March 1988, EndoSonics established a stock option plan (the "1988 Plan") under which key employees, directors, officers and consultants may participate. Either incentive stock options or nonstatutory stock options may be granted under the 1988 Plan. Option prices are established by the Board of Directors and cannot be less than 85% of the fair market value of a share of common stock on the date of the option grant in the case of nonstatutory options, or 100% of the fair market value in the case of incentive stock options (110% in the case of any options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Options generally vest over periods ranging from one to four years (principally four years) and are exercisable upon vesting over five or ten year terms as specified in the option grants. Certain options granted in 1995 and 1996 have accelerated vesting provisions. As of December 31, 1997, 4,100,000 common shares were reserved for issuance, 1,488,072 shares were fully exercisable (998,334 at December 31, 1996) and 279,089 shares were available for future grant (391,958 at December 31, 1996).

     The following is a summary of the activity, including the range of per share option prices, in the 1988 Plan during each of the three years in the period ended December 31, 1997:

                                                          SHARES                          WEIGHTED
                                                           UNDER      OPTION PRICE          AVG.
                                                          OPTION        PER SHARE      EXERCISE PRICE
                                                         ---------   ---------------   --------------
Balance at December 31, 1994...........................  1,406,025   $  .32 - $16.50       $ 6.57
  Granted..............................................    852,850     7.75 -  13.88        10.34
  Canceled.............................................    (86,941)    5.25 -  10.00         6.20
  Exercised............................................   (126,545)     .32 -   7.75         5.59
Balance at December 31, 1995...........................  2,045,389      .32 -  16.50         8.24
  Granted..............................................    668,685    11.88 -  16.00        12.18
  Canceled.............................................    (61,324)    3.75 -  13.88        10.92
  Exercised............................................   (337,384)     .32 -   9.75         7.28
Balance at December 31, 1996...........................  2,315,366      .32 -  16.50         7.90
  Granted..............................................  1,057,490     8.93 -  13.38        10.59
  Canceled.............................................   (294,621)    3.75 -  13.88        11.32
  Exercised............................................    (84,597)     .32 -  13.88         4.84
Balance at December 31, 1997...........................  2,993,638   $  .32 - $16.50       $ 8.71

     No shares purchased under the option plan are subject to repurchase at December 31, 1997.

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     As part of the CVD acquisition, the Company agreed to the assumption of all of the outstanding stock options previously granted by CVD and that such option holders may upon exercise of their options purchase up to 39,820 shares of EndoSonics common stock at exercise prices ranging from $.167 to $.334 per share. Through December 31, 1997, 31,683 of these options have been exercised.

     As part of the Cardiometrics acquisition, the Company agreed to the assumption of all of the outstanding stock options previously granted by Cardiometrics and that such option holders may upon exercise of their options purchase up to 128,467 shares of EndoSonics common stock at exercise prices ranging from $0.47 to $13.23 per share. Through December 31, 1997, 43,444 of these options have been exercised.

     The options outstanding at December 31, 1997 have been segregated into ranges for additional disclosure as follows:

                               OPTIONS OUTSTANDING
----------------------------------------------------------------------------------
                      OPTIONS             WEIGHTED-AVERAGE
   RANGE OF       OUTSTANDING AT     REMAINING CONTRACTUAL LIFE   WEIGHTED-AVERAGE
EXERCISE PRICES  DECEMBER 31, 1997           (IN YEARS)            EXERCISE PRICE
---------------  -----------------   --------------------------   ----------------
$ 0.00 - $ 2.50         58,672                  2.5                    $ 0.95
  2.50 -   5.00        185,214                  4.4                    $ 4.33
  5.00 -   7.50        404,272                  5.8                    $ 6.78
  7.50 -  10.00      1,180,443                  8.0                    $ 8.89
 10.00 -  12.50        467,432                  9.1                    $11.58
 12.50 -  15.00        652,605                  8.1                    $13.30
$15.00 - $20.00..        45,000                 6.5                    $16.22
                     ---------                  ---                    ------
                     2,993,638                  7.6                    $ 9.76
                     =========                  ===                    ======

                    OPTIONS EXERCISABLE
------------------------------------------------------------
                         OPTIONS
   RANGE OF      CURRENTLY EXERCISABLE AT   WEIGHTED-AVERAGE
EXERCISE PRICES     DECEMBER 31, 1997        EXERCISE PRICE
---------------  ------------------------   ----------------
$ 0.00 - $ 2.50..           58,672               $ 0.95
  2.50 -   5.00..          167,366               $ 4.39
  5.00 -   7.50..          368,713               $ 6.80
  7.50 -  10.00..          435,660               $ 8.58
 10.00 -  12.50..          182,099               $11.63
 12.50 -  15.00..          245,667               $13.39
$15.00 - $20.00..           29,895               $16.35
                        ---------                ------
                        1,488,072                $ 8.69
                        =========                ======

     Pro forma information regarding net loss and loss per share is required by Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1997         1996         1995
                                             ---------    ---------    ---------
Risk Free Interest Rates...................  5.5 - 5.5%   6.1 - 6.7%   6.1 - 6.7%
Expected Volatility........................        101%         109%         109%
Expected Dividend Yield....................         --           --           --
Expected Life (in years)...................    7 to 10    5 to 8.25    5 to 8.25

     The weighted-average fair value on the date of grant for options granted during 1997, 1996 and 1995 was $9.25, $10.90 and $9.28 respectively.

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                               1997        1996        1995
                                             --------    --------    --------
Pro forma net loss.........................  $(49,096)   $(10,642)   $(12,315)
Pro forma loss per share...................  $   3.35    $  (0.80)   $  (1.19)

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1997.

12. INCOME TAXES

     The provision for income taxes for the year ended December 31, 1997.

                                                              1997    1996    1995
                                                              ----    ----    ----
Federal
  Current...................................................  $137     $--     $--
  Deferred..................................................    --     --      --
                                                              ----     --      --
          Total federal.....................................  $137     $--     $--
                                                              ----     --      --
State
  Current...................................................  $ 38     $--     $--
  Deferred..................................................    --     --      --
                                                              ----     --      --
          Total state.......................................  $ 38     $--     $--
                                                              ----     --      --
Provision for Income Taxes..................................  $175     $--     $--
                                                              ====     ==      ==

     The income tax provisions differ from the amount computed by applying the federal statutory rate (35% used in each year presented) to income (loss) before income taxes. A reconciliation to the statutory federal income tax rate is as follows:

                                                         1997       1996       1995
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Statutory federal income tax.........................  $(16,474)   $(2,507)   $(3,665)
State income taxes, net of federal benefit                   25    $    --    $    --
Write-off of in-process research and development.....    15,050         --         --
Distributions of appreciated property................       993         --         --
Net operating loss utilization.......................    (2,042)        --         --
Valuation allowance increases........................     2,571      2,507      3,665
Other................................................       520         --         --
                                                       --------    -------    -------
Provision for income taxes...........................  $    175    $    --    $    --
                                                       ========    =======    =======

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Significant components of the Company's deferred tax assets are as follows at December 31, 1997:

                                                                1997        1996
                                                              --------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 17,850    $ 13,828
  Research and development and other tax credit
     carryforwards..........................................     2,293       1,411
  Other.....................................................     7,322       2,374
                                                              --------    --------
          Total deferred tax assets.........................  $ 27,405    $ 17,613
                                                              --------    --------
Deferred tax liabilities:
  Intangible assets.........................................  $ (2,264)   $     --
  Investment basis differences..............................    (3,173)         --
                                                              --------    --------
          Total deferred tax liabilities....................  ($ 5,437)         --
                                                              ========    ========
Net deferred tax assets.....................................    22,028      17,613
Valuation allowance.........................................   (22,028)    (17,613)
                                                              --------    --------
Deferred tax asset..........................................  $     --    $     --
                                                              ========    ========

     Income tax payments were $93 in 1997 and $0 in 1996 and 1995. The valuation allowance decreased by $275 in 1996, and increased by $3,891 in 1995.

     At December 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $49,500 and $8,500, respectively, which expire in the years 1997 through 2012. At December 31, 1997, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes of approximately $1,786 and $779, respectively, which expire in the years 2005 through 2011.

     As a result of the "change of ownership" provision of the Tax Reform Act of 1986, the utilization of the federal net operating loss and the deduction equivalent of federal tax credit carryforwards of approximately $3,900 included in the above amounts are subject to a cumulative annual limitation of approximately $1,375 per year pursuant to certain stock ownership changes of Cardiometrics prior to July 24, 1997. Due to the acquisition of Cardiometrics by EndoSonics in 1997, a second annual limitation of approximately $4,000 per year applies to approximately $15,500 of federal net operating loss, $630 of federal research and development credits, $4,500 of state net operating loss and $360 of state tax credit carryforwards included in the above amounts.

     Future "changes in ownership" may further limit the ability of the Company to utilize its net operating loss and tax credit carryforwards prior to their expiration.

13. CONTINGENCIES

     In August 1997, the Company sued Intravascular Research Limited ("IRL") in the Superior Court of the State of California for the County of Sacramento for misappropriation of trade secrets. The Company's complaint alleged that IRL had misappropriated certain confidential information received from the Company, and sought a court order requiring IRL to assign to the Company all rights in all IRL patent applications and issued patents worldwide based on the misappropriated technology. In March 1998, the Company dismissed the Complaint without prejudice.

     In September 1997, IRL sued the Company in the United States District Court, District of Delaware, accusing the Company of infringing one of IRL's imaging patents, seeking a declaration of invalidity and non-infringement with respect to one of the Company's patents, and requesting a declaratory judgment that it has not misappropriated the Company's trade secrets. In February 1998, the Court dismissed IRL's declaratory

                             ENDOSONICS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

relief cause of action. In March 1998, the Company counterclaimed and accused IRL of infringing two of its imaging patents. The Company also sought a declaration of invalidity and non-infringement with respect to the patent IRL had accused the Company of infringing, as well as to correct IRL's claim of inventorship relating to this patent. In late March, IRL counterclaimed and accused the company of infringing an additional two of its imaging patents, and sought a declaration of invalidity and non-infringement with respect to the second patent the Company had asserted. IRL further sought to reinstitute its declaratory relief cause of action relating to trade secret misappropriation. The Company anticipates seeking a declaration of invalidity and non-infringement with respect to the additional two patents asserted by IRL, and moving to dismiss IRL's non-misappropriation declaratory relief cause of action for lack of subject matter jurisdiction.

     The Company is subject to various other legal actions and claims arising in the ordinary course of business. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

14. SUBSEQUENT EVENTS

     On February 17, 1998, the Company announced that its Board of Directors authorized a stock repurchase program whereby the Company may, from time to time, repurchase up to $5,000 of its common stock.

     Also in February 1998, the Company, in separate transactions, sold a total of 470,000 shares of CVD common stock valued at $1,800, resulting in a gain of approximately $300.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-21
Consolidated Balance Sheets.................................  F-22
Consolidated Statements of Operations.......................  F-23
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency)...............................................  F-24
Consolidated Statements of Cash Flows.......................  F-25
Notes to Consolidated Financial Statements..................  F-26

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CardioVascular Dynamics, Inc.

      We have audited the accompanying consolidated balance sheets of CardioVascular Dynamics, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioVascular Dynamics, Inc. and subsidiaries at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP


Orange County, California
January 29, 1998

                          CARDIOVASCULAR DYNAMICS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                       December 31
                                                                                --------------------------
                                                                                   1996            1997
                                                                                ----------      ----------
                                     ASSETS

Current Assets:
    Cash and cash equivalents ...........................................       $   17,192      $    6,141
    Marketable securities available-for-sale ............................           25,733          24,773
    Accounts receivable, net of allowance for doubtful accounts of $377
      and $500, respectively ............................................            2,268           2,752
    Other accounts receivable ...........................................              320             282
    Inventories .........................................................            2,899           3,205
    Other current assets ................................................              162             163
                                                                                ----------      ----------
          Total current assets ..........................................           48,574          37,316
Property and Equipment:
    Furniture and equipment .............................................            1,161           1,871
    Leasehold improvements ..............................................              310             322
                                                                                ----------      ----------
                                                                                     1,471           2,193
    Less accumulated depreciation and amortization ......................             (289)           (643)
                                                                                ----------      ----------
      Net property and equipment ........................................            1,182           1,550
    Goodwill, net of amortization of $78 ................................               --           1,809
    Notes receivable from officers ......................................              325             273
    Other assets ........................................................                3             413
                                                                                ----------      ----------
      Total assets ......................................................       $   50,084      $   41,361
                                                                                ==========      ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ...............................       $    2,382      $    3,488
    Deferred distributorship fee revenue, current portion ...............               50              --
                                                                                ----------      ----------
    Total current liabilities ...........................................            2,432           3,488
Deferred distributorship fee revenue ....................................               29              --

Commitments (Note 10)
Stockholders' equity
    Convertible Preferred Stock, $.001 par value; 7,560,000 shares
        authorized, 2,000,000 and no shares issued and outstanding.......               --              --
    Common Stock, $.001 par value; 30,000,000 shares authorized,
        9,004,000 and 9,389,000 shares issued and outstanding at December
        31, 1996 and 1997, respectively .................................                9               9
    Additional paid-in capital ..........................................           58,869          60,371
    Deferred compensation ...............................................             (376)           (634)
    Accumulated deficit .................................................          (11,049)        (19,821)
    Treasury stock, at cost, 345,000 common shares ......................               --          (2,205)
    Unrealized gain on available-for-sale securities ....................              170             176
    Unrealized exchange rate loss .......................................               --             (23)
                                                                                ----------      ----------
        Total stockholders' equity ......................................           47,623          37,873
                                                                                ----------      ----------
        Total liabilities and stockholders' equity ......................       $   50,084      $   41,361
                                                                                ==========      ==========


                             See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
Revenue:                                                                        1995            1996            1997
                                                                             ----------      ----------      ----------
      Sales ..........................................................       $    3,462      $    8,384      $   11,332

      License fee and other from related party .......................             --               150            --
      Contract .......................................................              641             200            --
                                                                             ----------      ----------      ----------
        Total revenue ................................................            4,103           8,734          11,332
Operating costs and expenses:
      Cost of sales ..................................................            2,051           4,111           6,418
      Charge for acquired in-process research and development ........              488           2,133            --
      Research and development .......................................            1,683           3,582           7,041
      Marketing and sales ............................................            1,526           3,358           6,691
      General and administrative (including $340 and $156 for the years ended December 31, 1995 and 1996, respectively, paid to
           EndoSonics) ...............................................            1,331           1,548          2,179
                                                                             ----------      ----------      ----------

        Total operating costs and expenses ...........................            7,079          14,732          22,329
                                                                             ----------      ----------      ----------
     Loss from operations ............................................           (2,976)         (5,998)        (10,997)
Other Income:
     Interest income .................................................               42           1,324           2,201
     Distributorship fees and other income ...........................               60              50              24
                                                                             ----------      ----------      ----------
        Total other income ...........................................              102           1,374           2,225
                                                                             ----------      ----------      ----------
     Net Loss ........................................................       $   (2,874)     $   (4,624)     $   (8,772)
                                                                             ==========      ==========      ==========
     Basic and diluted net loss per share (pro forma through
        June 1996) ...................................................       $    (0.71)     $    (0.69)     $    (0.96)
                                                                             ==========      ==========      ==========
     Shares used in computing basic and diluted net loss per share
        (pro forma through June 1996) ................................            4,052           6,755           9,118
                                                                             ==========      ==========      ==========


                             See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                      (In thousands, except share amounts)

                                                Preferred Stock               Common Stock           Additional
                                            ------------------------    ------------------------      Paid-In      Deferred
                                              Shares        Amount        Shares        Amount        Capital    Compensation
                                            ----------    ----------    ----------    ----------    ----------   ------------
Balance at December 31, 1994 ..........           --      $     --       4,000,000    $        4    $    4,835          --
Additional effects of merger with
       EndoSonics Acquisition Corp. ...           --            --            --            --             488          --
Issuance of Preferred Stock in
       Exchange for Common Stock ......      2,000,000             2    (4,000,000)           (4)            2          --
Deferred compensation resulting
       From grant of options ..........           --            --            --            --             345          (345)
Net Loss ..............................           --            --            --            --            --            --
                                            ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1995 ..........      2,000,000             2          --            --           5,670          (345)
Sale of Preferred Stock to EndoSonics .        400,000          --            --            --           8,000          --
Conversion of Preferred Stock .........     (2,400,000)           (2)    4,800,000             5            (3)         --
Exercise of Common Stock Options ......           --            --         139,000          --             138          --
Initial Public Offering of
       Common Stock ...................           --            --       3,910,000             4        42,764          --
Deferred compensation resulting
       From grant of options ..........           --            --            --            --             150          (150)
Amortization of deferred
       Compensation ...................           --            --            --            --            --             119
Acquisition of Intraluminal
       Devices, Inc. ..................           --            --          93,000          --           1,400          --
Conversion of $750,000 debit by
       Fukuda Denshi ..................           --            --          62,000          --             750          --
Net  loss .............................           --            --            --            --            --            --
Unrealized gain on investments ........           --            --            --            --            --            --
                                            ----------    ----------    ----------    ----------    ----------    ----------
Balance of December 31, 1996 ..........           --            --       9,004,000             9        58,869          (376)
Exercise of common stock options ......           --            --         208,000          --             238          --
Employee stock purchase plan ..........           --            --          33,000          --             266          --
SCIMED warrant exercise ...............           --            --         120,000          --             377          --
Sale of common stock to Cathex ........           --            --          25,000          --             200          --
Expense repayment by Intraluminal
       Devices, Inc. by transfer and
       cancellation of common stock ...           --            --          (1,000)         --             (16)         --
Deferred compensation resulting from
       grant of options ...............           --            --            --            --             437          (437)
Amortization of deferred
       compensation ...................           --            --            --            --            --             179
Treasury Common Stock .................           --            --            --            --            --            --
Net Loss ..............................           --            --            --            --            --            --
Unrealized gain on investments ........           --            --            --            --            --            --
Unrealized exchange rate loss .........           --            --            --            --            --            --
                                            ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1997 ..........           --      $     --       9,389,000    $        9    $   60,371    $     (634)
                                            ==========    ==========    ==========    ==========    ==========    ==========

                                                                                                                  Total
                                                                                                                Stockholders'
                                                                  Treasury           Unrealized    Unrealized      Equity
                                            Accumulated    -----------------------     Gain on      Exchange    (Net Capital
                                               Deficit       Shares       Amount     Investments    Rate Loss    Deficiency)
                                            -----------    ----------   ----------   -----------   ----------    ----------
Balance at December 31, 1994 ..........      $   (3,551)         --     $     --      $     --     $     --      $    1,288
Additional effects of merger with
       EndoSonics Acquisition Corp. ...            --            --           --            --           --             488
Issuance of Preferred Stock in
       Exchange for Common Stock ......            --            --           --            --           --            --
Deferred compensation resulting
       From grant of options ..........            --            --           --            --           --            --
Net Loss ..............................          (2,874)         --           --            --           --          (2,874)
                                             ----------    ----------   ----------    ----------   ----------    ----------
Balance at December 31, 1995 ..........          (6,425)         --           --            --           --          (1,098)
Sale of Preferred Stock to EndoSonics .            --            --           --            --           --           8,000
Conversion of Preferred Stock .........            --            --           --            --           --            --
Exercise of Common Stock Options ......            --            --           --            --           --             138
Initial Public Offering of
       Common Stock ...................            --            --           --            --           --          42,768
Deferred compensation resulting
       From grant of options ..........            --            --           --            --           --            --
Amortization of deferred
       Compensation ...................            --            --           --            --           --             119
Acquisition of Intraluminal
       Devices, Inc. ..................            --            --           --            --           --           1,400
Conversion of $750,000 debit by
       Fukuda Denshi ..................            --            --           --            --           --             750
Net  loss .............................          (4,624)         --           --            --           --          (4,624)
Unrealized gain on investments ........            --            --           --             170         --             170
                                             ----------    ----------   ----------    ----------   ----------    ----------
Balance of December 31, 1996 ..........         (11,049)         --           --             170         --          47,623
Exercise of common stock options ......            --            --           --            --           --             238
Employee stock purchase plan ..........            --            --           --            --           --             266
SCIMED warrant exercise ...............            --            --           --            --           --             377
Sale of common stock to Cathex ........            --            --           --            --           --             200
Expense repayment by Intraluminal
       Devices, Inc. by transfer and
       cancellation of common stock ...            --            --           --            --           --             (16)
Deferred compensation resulting from
       grant of options ...............            --            --           --            --           --            --
Amortization of deferred
       compensation ...................            --            --           --            --           --             179
Treasury Common Stock .................            --             345       (2,205)         --           --          (2,205)
Net Loss ..............................          (8,772)         --           --            --           --          (8,772)
Unrealized gain on investments ........            --            --           --               6         --               6
Unrealized exchange rate loss .........            --            --           --            --            (23)          (23)
                                             ----------    ----------   ----------    ----------   ----------    ----------
Balance at December 31, 1997 ..........      $  (19,821)   $      345   $   (2,205)   $      176   $      (23)   $  (37,873)
                                             ==========    ==========   ==========    ==========   ==========    ==========

                             See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               YEAR END DECEMBER 31,
                                                                        -----------------------------------
                                                                          1995         1996          1997
                                                                        --------    ---------      --------
Operating activities
  Net loss .........................................................    $(2,874)     $ (4,624)     $ (8,772)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...................................         74           182           432
   Amortization of deferred compensation ...........................       --             119           179
   Bad debt expense ................................................        249           221           318
   Charge for acquired in-process research and development .........        488         1,400          --
  Net changes in:
   Trade accounts receivable, net ..................................       (639)       (1,372)       (2,767)
   Receivable from related parties .................................        125          --            --
   Inventories .....................................................       (704)       (2,145)           10
   Other assets ....................................................       (135)         (671)           37
   Accounts payable and accrued expenses ...........................      1,369           698           836
   Deferred distributor fee revenue ................................        (54)          (50)          (79)
                                                                        -------      --------      --------
Net cash used in operating activities ..............................     (2,101)       (6,242)       (9,806)
Investing activities:
  Purchase of available-for-sale securities ........................       --         (25,563)      (43,208)
  Sales of available-for-sale securities ...........................       --            --          44,174
  Capital expenditures for furniture, fixtures and equipment .......       (443)         (940)         (699)
  Purchase of Clintec, net of cash acquired ........................       --            --             (30)
  Change in other assets ...........................................       --            --            (358)
                                                                        -------      --------      --------
Net cash used in investing activities ..............................       (443)      (26,503)         (121)
                                                                                                   --------
Financing activities:
  Proceeds from issuance of convertible obligation .................        750          --            --
  Proceeds from sale of Common Stock ...............................       --          42,768           466
  Proceeds from exercise of stock warrants .........................       --            --             377
  Proceeds from exercise of stock options ..........................       --             138           238
  Proceeds from sale of Preferred Stock to EndoSonics ..............       --           8,000          --
  Purchase of treasury common stock ................................       --            --          (2,205)
  Payable to EndoSonics, net .......................................        (17)       (2,537)         --
                                                                        -------      --------      --------
Net cash provided by (used in) financing activities ................        733        48,369        (1,124)
                                                                        -------      --------      --------
Net increase (decrease) in cash ....................................     (1,811)       15,624       (11,051)
Cash and cash equivalents, beginning of period .....................      3,379         1,568        17,192
                                                                        -------      --------      --------
Cash and cash equivalents, end of period ...........................    $ 1,568      $ 17,192      $  6,141
                                                                        =======      ========      ========

Supplemental disclosure of non-cash financing activities:

Common stock issued upon the acquisition of Intraluminal
   Devices, Inc., Note 1 ...........................................    $  --        $  1,400      $     --
Conversion of Debentures to Common Stock, Note 5 ...................       --             750            --


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

Subsequent to the acquisition, EndoSonics began performing certain services for CVD (see Note 4), including general management, accounting, cash management, and other administrative and engineering services. The amounts charged to CVD for such services have been determined based on proportional cost allocations and have been agreed to by the management of CVD and EndoSonics. In the opinion of CVD's management, the allocation methods used are reasonable. Such allocations, however, are not necessarily indicative of costs that would have been incurred had CVD continued to operate independent of EndoSonics. No formal agreement currently exists which specifies the nature of services to be provided by EndoSonics to CVD, or the charges for such services. Therefore, amounts are not necessarily indicative of the future charges to be incurred by CVD.

In 1994 and 1996, the Board of Directors of CVD approved a 16,200-for-1 and a 2-for-1 Common Stock split, respectively, which has been reflected retroactively for all periods in the accompanying financial statements.


On June 25, 1996, the Company closed its initial public offering (the "Offering") which consisted of 3,400,000 shares of Common Stock at $12.00 per share. On July 17, 1996, the Company's underwriters exercised their overallotment option to purchase an additional 510,000 shares of Common Stock at $12.00 per share. CVD received net offering proceeds from the sale of Common Stock of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the Offering.

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In October 1996, CVD acquired 100% of the common stock of Intraluminal Device, Inc. ("IDI") in exchange for CVD common stock valued at $1.4 million. The acquisition was accomplished through the formation of IDI Acquisition, Inc., a wholly-owned subsidiary of CVD, and the merging of IDI into IDI Acquisition, Inc. (See Note 2).

In July 1997, CVD the Company acquired all of the common stock of Clinitec GmbH ("Clinitec") its independent distributor in Germany and Switzerland, in exchange for the assumption of the assets and liabilities of Clinitec.

The consolidated financial statements for December 31, 1996 and 1997 include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.

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

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Goodwill

The excess of the purchase price over the net assets of the business acquired ("goodwill") is amortized on the straight-line method over the estimated recovery period. The goodwill stemming from the purchase of Clinitec is amortized over ten years (See Note 2).

The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced to estimated fair value.

Long-lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

During 1995, 1996 and 1997 product sales to Fukuda Denshi Co., Ltd., ("Fukuda"), the Company's Japanese distributor (see Note 5), comprised 18%, 14% and 7% of total revenue, respectively. Accounts receivable from Fukuda represented 1% and 0% of net accounts receivable at December 31, 1996 and 1997, respectively.

The Company terminated its Agreement with Fukuda in May 1997 and signed a five-year agreement with another Japan distributor, Cathex, LTD. ("Cathex"). During 1997, Product sales to Cathex comprised 13% of total revenues. Accounts receivable from Cathex represented 44% of net accounts receivable at December 31, 1997.

Product sales to Medtronic, Inc. ("Medtronic") accounted for 21% and 13% of total revenues during 1996 and 1997, respectively. At December 31, 1996 and 1997, 27% and 0%, respectively, of net accounts receivable were due from Medtronic. In May of 1997, Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the agreement. In June 1997, Medtronic informed CVD it would not fulfill its commitment for the first year of the agreement and it did not believe it was required to fulfill such commitment.

One other customer comprised 12% of revenues for the year ended December 31, 1995 and 14% of accounts receivable at December 31, 1995.

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Export Sales

The Company had export sales by region as follows:

                           Year Ended
                         December 31,
              ----------------------------------
                 1995         1996         1997
              --------     --------     --------
Europe ...    $  1,179     $  1,614     $  3,020
Japan ....         744        1,240        2,350
Latin
 America..         131          243          253
Other ....          --          417          956
              --------     --------     --------
              $  2,054     $  3,514     $  6,579
              ========     ========     ========

Revenue Recognition and Warranty

The Company recognizes revenue from the sale of its products when the goods are shipped to its customers. Reserves are provided for anticipated product returns and warranty expenses at the time of shipment. License fees are recognized on a contract with SCIMED Life Systems, Inc. ("SCIMED") when distribution rights to certain markets are made available to SCIMED for the sale of products based upon certain limited catheter technology. Contract revenues are recognized on contracts with SCIMED and Advanced CardioVascular Systems, Inc. ("ACS") for transferring certain limited catheter technology based upon the Company's completion of (1) technical Assistance to aid SCIMED in manufacturing the related products, and (2) research and development to develop the related products for ACS and SCIMED (See Note 3).

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

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In calculating pro forma information regarding net income and net income per share the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock: risk-free interest rate of 6.0 %, 6.0% and 5.5%; a dividend yield of 0%, 0% and 0%; volatility of the expected market price of the Company's common stock of 0.475, 0.475 and 0.692; and a weighted-average expected life of the options of 3.5, 3.5 and 5.0 years for 1995, 1996 and 1997, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1995, 1996 and 1997 follows:

                                        1995           1996           1997
                                   ------------   ------------   ------------
Pro forma net loss .............   $     (2,905)  $     (5,170)  $     (9,320)

Pro forma basic and diluted
  net loss per share ...........   $      (0.72)  $      (0.77)  $      (1.02)


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), which is effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement information. Management has not completed its review of Statement No. 130, but does not anticipate that the adoption of this statement, other than required financial statement reclassifications, will have a significant effect on the Company's reported financial position.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement No. 131), which is effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. The Company operates in one business segment. Accordingly, the Company does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use. The SOP is effective for companies beginning on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

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

Net Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform with Statement No. 128.

Net loss per common share after the Company's initial public offering is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's common stock granted under the Company's stock option plan may have a dilutive effect on the Company's earnings per share in the future. Net loss per share prior to the Company's initial public offering is computed on a pro forma basis using the weighted average number of shares of Common Stock, convertible Preferred Stock (using the as-if-converted method) and Common Stock issuable upon conversion of the Convertible Obligation, outstanding. The following table sets forth the computation of basic and diluted net loss per share:

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                   YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             1995            1996            1997
                                                          ---------       ---------       ---------
                                                                         (In thousands)
NUMERATOR:
Net loss ..............................................   $  (2,874)      $  (4,624)      $  (8,772)
                                                          ---------       ---------       ---------
Net loss used for basic and diluted loss per share--
  loss attributable to common stockholders ............   $  (2,874)      $  (4,624)      $  (8,772)
                                                          =========       =========       =========

DENOMINATOR:
Denominator for basic and diluted loss per share--
  weighted average common shares outstanding ..........         385           4,715           9,118

Assumed conversion of Preferred Stock from the date
  of issuance (Series A and B).........................       3,667           2,040              --
                                                          ---------       ---------       ---------
                                                              4,052           6,755           9,118
                                                          =========       =========       =========

Basic and diluted net loss per share ..................   $   (0.71)      $   (0.69)      $   (0.96)
                                                          =========       =========       =========

2.    ACQUISITIONS

On October 16, 1996, the Company acquired all of the outstanding shares of Intraluminal Devices, Inc. ("IDI") in exchange for approximately 93,000 shares of CVD common stock valued at $1.4 million. The acquisition was accounted for using the purchase method of accounting. As the assets of IDI were patents for products still in their development stage, the purchase price and the associated costs of acquisition $0.7 million were expensed as acquired in-process research and development.

On July 29, 1997, the Company acquired all of the common stock of its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). The aggregate purchase price of the acquisition was $1,636 and consisted of cash of $30 and the forgiveness of debt of $1,606. The transaction was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values at the date of acquisition. In connection with the acquisition, the Company acquired assets and assumed liabilities with fair market values of $401 and $652, respectively. The excess of the purchase price over the fair value of the net assets acquired of $1,887 has been allocated to goodwill. The results of operations of Clinitec are included in the consolidated statement of operations subsequent to the date of acquisition.

The following table reflects unaudited pro forma combined results of operations of the Company, IDI and Clinitec on the basis that the acquisitions had taken place and the related charge for IDI, noted above, was recorded at the beginning of 1996 for IDI and Clinitec, as IDI operations were not material to the Company's operations prior to 1996:

                                                   1996            1997
                                                 -------         -------
              Revenues.........................   $8,822         $11,633
              Net Loss.........................   (5,060)         (9,484)
              Net Loss per common share........    (0.75)          (1.04)
              Shares used in computation.......    6,755           9,118

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1996 or 1997, respectively, or of future operations of the combined companies under the ownership and management of the Company.


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

During June 1995, the Company issued a warrant to SCIMED to purchase up to 80,000 shares of Series A Preferred Stock at an exercise price of $3.29 per share in exchange for a waiver of SCIMED's anti-dilution right.

During May 1996, the Company issued an additional warrant to SCIMED to purchase up to 40,000 shares of Series A Preferred Stock at an exercise price of $3.29 per share in exchange for a waiver of SCIMED's anti-dilution right related to the shares to be issued under the 1996 Plan. In August 1997, SCIMED exercised all 120,000 warrants, mentioned above.

SCIMED also paid CVD $641, $200 and $0 in 1995, 1996 and 1997, respectively, on a cost reimbursement basis to fund continuing development of the technology and for other support.


4.    RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions between CVD and
EndoSonics:

      During a portion of 1995, EndoSonics manufactured certain of the Company's catheter products at cost plus a mark-up of 30%. Total purchases from EndoSonics during 1995 amount to $172.

      Prior to the Company's initial public offering in June 1996, certain EndoSonics corporate expenses, primarily related to executive management time, accounting, cash management, and other administrative and engineering services, have been allocated to the Company. Total expenses allocated were $340 and $156 for the years ended December 31, 1995 and 1996, respectively.

No interest expense has been charged on the net payable due to EndoSonics. The following is an analysis of the payable to EndoSonics:

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                              YEAR-ENDED
                                                                              DECEMBER 31,
                                                                        ------------------------
                                                                           1995           1996
                                                                        ---------      ---------
Beginning balance ..................................................    $   2,554      $   2,537
Inventory purchases ................................................          172             --
Corporate cost allocations .........................................          340            156
Cash disbursements made by EndoSonicson behalf of CVD...............          312             --
Cash collections made by EndoSonics onbehalf of CVD.................         (700)            --
Cash payments to EndoSonics ........................................           --         (2,693)
Cash disbursements made by CVD on behalf of EndoSonics and other ...
                                                                             (141)            --
                                                                        ---------      ---------
Ending balance .....................................................    $   2,537      $      --
                                                                        =========      =========
Average balance during period ......................................    $   2,551      $   1,974
                                                                        =========      =========

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

EndoSonics and CVD had entered into a Stockholder Agreement providing that all transactions between the Company and EndoSonics or any affiliate of EndoSonics must be approved by a special committee of CVD's Board of Directors comprised of two directors who are not officers, directors, employees or affiliates of EndoSonics. The provisions of this agreement became effective upon the consummation of the initial public offering and terminated in the fourth quarter of 1997 when EndoSonics beneficially owned less than 25% of CVD's Common Stock. See also Notes 5 and 11.

5.    AGREEMENTS WITH FUKUDA AND CATHEX

The Company had a distribution agreement with Fukuda which provided them with exclusive distribution rights relative to certain of the Company's products in Japan for periods extending through May 1999, which could be extended at the option of the parties. Distribution fee revenues received from Fukuda were deferred and were being recognized as revenue over the initial periods covered by the respective agreement.

In July 1995 and May 1996, the distribution agreement with Fukuda was amended. In exchange for the exclusive distribution rights to additional CVD products, the Company received $750 which converted into the right to receive 62,500 shares of Common Stock upon the consummation of the initial public offering. In November, 1996, Fukuda exercised the conversion feature of said obligation. In May 1997, the Company terminated the existing distribution agreement and does not expect that any material obligations will arise as a result of such termination.

The Company entered into a distribution agreement, dated May 1, 1997, with Cathex, Ltd. (The "Cathex Agreement"), whereby Cathex serves as CVD's exclusive distributor for certain of the Company's products in Japan. In exchange for this exclusive distributorship, Cathex shareholders agreed to purchase $200,000 in CVD

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


common stock or approximately 25,000 shares, in addition to payments owing upon the purchase of the products. Cathex also agreed to undertake all necessary clinical trails to obtain approval from Japanese regulator authorities for the sale of the products in Japan. Cathex's purchases under the Cathex Agreement are subject to certain minimum requirements. The initial term of the Cathex Agreement expires on January 1, 2001, subject to a five-year extension. The Cathex Agreement may also be terminated in the event of breach upon 90 days notice by the non-breaching party, subject to cure within the notice period.

6.    LICENSE AGREEMENTS

In January 1995 the Company entered into a license agreement with Advanced CardioVascular Systems, Inc. ("ACS") under which the Company acquired the exclusive worldwide rights to ACS' SmartNeedle technology. The Company assumed responsibility for manufacturing the product in 1996, subject to the payment of royalties. ACS was granted an option, which was exercised in February 1996, to obtain exclusive worldwide rights to certain CVD perfusion technology. In exchange for the perfusion technology, ACS was obligated to make milestone and minimum royalty payments to CVD, and also has certain obligations to develop and market the perfusion technology. An initial milestone of $150 was earned in the year ended December 31, 1996. In February 1997, ACS elected to terminate the perfusion technology agreement.

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

7.    MARKETABLE SECURITIES AVAILABLE-FOR-SALE

The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The Company's investment portfolio is managed by a major financial institution. The following is a summary of investments in debt securities classified as current assets and available-for-sale at December 31, 1996 and 1997.

                                                               DECEMBER 31, 1996                    DECEMBER 31, 1997
                                                       -----------------------------------  ----------------------------------
                                                                     Gross                                Gross
                                                                   Unrealized                           Unrealized
                                                                    Holding                              Holding
                                                                    (Losses)       Fair                  (Losses)       Fair
                                                          Costs       Gains       Value        Cost       Gains        Value
                                                       ----------  ----------   ----------  ----------  ----------  ----------
U.S. Treasury and other agencies debt securities ..    $   10,000  $      (19)  $    9,981  $    4,976  $       30  $    5,006
Corporate debt securities .........................        15,563         189       15,752      19,621         146      19,767
                                                       ----------  ----------   ----------  ----------  ----------  ----------
                                                       $   25,563  $      170   $   25,733  $   24,597  $      176  $   24,773
                                                       ==========  ==========   ==========  ==========  ==========  ==========

All short-term investments at December 31, 1996 and December 31, 1997 were due within one year.

8.    INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consisted of the following:

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                  DECEMBER 31,
                                              ------------------
                                                1996      1997
                                              --------  --------
           Raw materials                      $  1,015  $  1,285
           Work in process                         510       165
           Finished goods                        1,374     1,755
                                              --------  --------
                                              $  2,899  $  3,205
                                              ========  ========


9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following:

                                                  DECEMBER 31,
                                              ------------------
                                                1996      1997
                                              --------  --------
Accounts payable .......................      $    750  $  1,374
Accrued payroll and related expenses ...         1,040     1,317
Accrued clinical studies................           290       548
Other accrued expenses .................           302       249
                                              --------  --------
                                              $  2,382  $  3,488
                                              ========  ========

10.   COMMITMENTS

Operating Leases

The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term, noncancelable lease agreements that have been accounted for as operating leases. Certain of these leases include scheduled rent increases and renewal options as prescribed by the agreements.

Future minimum payments by year under long-term, noncancelable operating leases were as follows as of December 31:


                       1998..................  $ 429
                       1999..................    213
                       2000...................    80
                       2001...................     8
                                               -----
                                               $ 730
                                               =====


Rental expense charged to operations for all operating leases during the years ended December 31, 1995, 1996 and 1997, was approximately $171, $365 and $574, respectively.

11.   SHAREHOLDERS EQUITY

Preferred Stock

In February 1995, every two shares of the Company's outstanding Common Stock was exchanged for one share of Series A Preferred Stock with a liquidation preference of $6.58 per share. In March 1996, the Company issued 400,000 shares of Series B Preferred Stock to EndoSonics at $20.00 per share for aggregate proceeds of $8,000.

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The preferred stockholders converted their shares to common shares upon the consummation of the Company's initial public offering.

Stock Option Plan

In May 1996, the Company, adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") which is the successor to the Company's 1995 Stock Option Plan. Under the terms of the 1996 Plan, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's Common Stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the fair value on the date of grant, a determined by the Board of Directors. The Company has authorized 1,990,000 shares of Common Stock for issuance under the 1996 Plan. At December 31, 1997, the Company had 48,000 shares of Common Stock available for grant under the 1996 Plan. The options granted under the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four year period. Shares underlying the exercise of unvested options are subject to various restrictions as to resale and right of repurchase by the Company which lapses over the vesting period.


                                                OPTION PRICE            NUMBER
                                                 PER SHARE            OF SHARES
                                                ------------          ---------
Balance at December 31, 1994 .........                  $  1.00         462,000
Granted ..............................      $ 1.00  to  $  1.50         494,000
Exercised ............................                     --               --
Forfeited ............................                     --               --
Cancelled ............................                     --               --
                                            -------------------       ---------
Balance at December 31, 1995 .........      $ 1.00  to  $  1.50         956,000
Granted ..............................      $ 2.50  to  $ 13.25         346,000
Exercised ............................      $ 1.00  to  $  1.50        (138,600)
Forfeited ............................      $ 1.00  to  $ 13.25         (18,875)
Cancelled ............................                      --               --
                                            -------------------       ---------
Balance at December 31, 1996 .........      $ 1.00  to  $ 13.25       1,144,525
Granted ..............................      $ 5.00  to  $  9.50         985,000
Exercised ............................      $ 1.00  to  $  2.50        (208,259)
Forfeited ............................      $ 1.00  to  $ 13.25        (196,479)
Cancelled ............................                  $  6.87        (130,000)
                                            -------------------       ---------
Balance at December 31, 1997 .........      $ 1.00  to  $ 13.25       1,594,787
                                            ===================       =========


On April 21, 1997, the Board of Directors approved repricing of the options granted on August 5, 1996 at $13.25 per share and on November 4, 1996 at $12.50 per share. As a result of the repricing, the exercise price became $6.88 and the vesting period on the aforementioned options started anew.

The following table summarizes information regarding stock options outstanding at December 31, 1997:


                                         WEIGHTED-
                                          AVERAGE                                             WEIGHTED-
                        OPTIONS         REMAINING         WEIGHTED-         OPTIONS           AVERAGE
     RANGE OF         OUTSTANDING       CONTRACTUAL        AVERAGE         EXERCISABLE        EXERCISE
EXERCISE PRICES       AT 12/31/97          LIFE         EXERCISE PRICE     AT 12/31/97          PRICE
---------------       -----------       -----------     --------------     -----------        ---------
$ 1.00-$ 1.50           505,287             7.5            $ 1.25             242,912           $1.22
  2.50- 13.25         1,089,500             9.4              7.23              25,292            6.96
                      ---------                                               -------
  1.00- 13.25         1,594,787             8.8              5.33             268,204            1.76
                      =========                                               =======


As of December 31, 1996 and 1997, 253,525 and 268,204 options were exercisable, respectively.

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The weighted-average grant-date fair value of options granted during 1995, 1996 and 1997, for options where the exercise price on the date of grant was equal to the stock price on that date, was $0.40, $5.12 and $4.50. The weighted-average grant-date fair value of options granted during 1995, 1996 and 1997, for options where the exercise price on the date of grant was less than the stock price on that date, was $1.44, $3.16 and $0.

During 1996, the Company recorded deferred compensation of approximately $150 for financial reporting purposes to reflect the difference between the exercise price of certain options and the deemed fair value, for financial statement presentation purposes, of the Company's shares of Common Stock. An additional $437 of deferred compensation was recorded to recognize compensation for non-employee option grants during the year ended December 31, 1997. Deferred compensation is being amortized over the vesting period of the related options. $119 and $179 of deferred compensation was amortized in the year ended December 31, 1996 and 1997, respectively.

Stock Purchase Plan

Under the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees can purchase Common Stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the applicable offering period. A total of 200,000 shares of Common Stock are reserved for issuance under the Purchase Plan. During 1997, a total of approximately 33,000 shares of common stock was purchased at an average price of $8.18 per share.

12.   INCOME TAXES

Significant components of the Company's deferred tax assets are as follows at December 31:

                                                 1996                    1997
                                        ----------------------  ----------------------
                                          Federal      State      Federal      State
                                        ----------  ----------  ----------  ----------
Net operating loss carryforward ....... $    1,792  $       44  $    3,899  $       60
Accrued expenses ......................        456          78         346          59
Research and development credits ......        256         144         521         291
Bad debt reserve ......................        132          23         175          30
Depreciation ..........................         52           9         (48)         (8)
Inventory write-downs .................         51           9         385          66
Capitalized research and development ..       --           276        --           642
Deferred revenue ......................         28           5        --          --
Other .................................         47          57         163          28
                                        ----------  ----------  ----------  ----------
Gross deferred tax assets .............      2,814         645       5,441       1,168
Valuation allowance ...................     (2,814)       (645)     (5,441)     (1,168)
Total deferred tax assets .............       --          --          --          --
                                        ----------  ----------  ----------  ----------
Net deferred tax assets ............... $     --    $     --    $     --    $     --
                                        ==========  ==========  ==========  ==========


The valuation allowance increased by $3,150 and $1,569 in 1997 and 1996, respectively.

The Company's effective tax rate differs from the statutory rate of 35% due to federal and state losses which were recorded without tax benefit.

At December 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $11,000,000 and $1,000,000, respectively, which expire in the years 1998 through 2010. In addition, the Company has research and development tax credits for federal and state income tax purposes of approximately $520,000 and $320,000, respectively, which expire in the years 2008 through 2011.

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

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13.   EMPLOYEE BENEFIT PLAN

      The Company provides a 401(k) Plan for all employees 21 years of age or older with over 3 months of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 1996 and 1997.


14.   FOURTH QUARTER ADJUSTMENTS

      Adjustments were made in the fourth quarter of 1997 to increase the reserve for excess and obsolete inventories by $955, increase the allowance for doubtful accounts by $270 and to accrue expenses of $780.

                          CARDIOVASCULAR DYNAMICS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)


            COLUMN A                         COLUMN B           COLUMN C              COLUMN D      COLUMN E
            --------                         --------           --------              --------      --------
                                                               ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGES TO     CHARGED                    BALANCE AT
                                            BEGINNING    COSTS AND     TO OTHER                      END OF
            DESCRIPTION                     OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS      PERIOD
            -----------                     ----------   ----------   ----------     ----------    ----------
Year ended December 31, 1997
   Allowance for doubtful accounts ...      $      377   $      318   $       --     $     (195)   $      500
   Accrued warranty expenses .........      $       29   $       --   $       --     $      (29)   $       --
   Reserve for excess and obsolete
     inventories......................      $      145   $      955   $       --     $       --    $    1,100


Year ended December 31, 1996
   Allowance for doubtful accounts ...      $      180   $      221   $       --     $      (24)   $      377
   Accrued warranty expenses .........      $      113   $       --   $       --     $      (84)   $       29
   Reserve for excess and obsolete
     inventories......................      $      209   $       --   $       --     $      (64)   $      145

Year ended December 31, 1995
   Allowance for doubtful accounts ...      $       85   $       95   $       --     $       --    $      180
   Accrued warranty expenses .........              20   $       93   $       --     $       --    $      113
   Reserve for excess and obsolete
     inventories......................      $       --   $      209   $       --     $       --    $      209


                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    2.1(1)       Agreement and Plan of Reorganization dated as of June 9,
                 1993 among the Company, EndoSonics Acquisition Corporation and CardioVascular Dynamics, Inc. ("CVD").
    2.2(1)       First Amendment dated as of June 30, 1993 to the Agreement and Plan of Reorganization among the Company, EndoSonics
                 Acquisition Corporation and CVD.
    2.3(8)       Agreement and Plan of Reorganization between EndoSonics and
                 Cardiometrics, Inc.
    3.1(2)       Certificate of Incorporation.
    3.2(4)       Amended Bylaws.
    4.1(2)       Specimen Certificate of Common Stock.
    4.2(3)       Loan and Warrant Purchase Agreement dated May 19, 1988.
    10.1(3)      Series F Preferred Stock Purchase Agreement dated February
                 1, 1991 between the Company and Esaote Biomedica S.p.A.
                 ("Esaote") and Registration Rights and Right of First Offer
                 Agreement.
    10.2(3)      Distribution Agreement dated February 28, 1990 between the
                 Company and Fukuda Denshi Co., Ltd.
    10.3(3)      Distribution Agreement dated as of January 31, 1991 between the Company and Esaote.
    10.4(3)      Line of Credit Agreement between the Company and Wells Fargo
                 Bank, N.A. dated November 19, 1990.
    10.5(3)      Lease dated October 31, 1991 between the Company and Olympia
                 Investments, Inc. for the Pleasanton facilities.
    10.6(3)      Lease dated May 1, 1990 between the Company and Commonwealth
                 Growth Fund I and the Rancho Cordova facilities and
                 Amendment to Lease dated January 9, 1992.
    10.7(3)      1988 Stock Option Plan and forms of a Stock Option Agreement and a Stock Purchase Agreement.
    10.8(3)      1984 Restricted Stock Purchase Plan and form of a Stock
                 Purchase Agreement.
    10.9(3)      Form of Indemnification Agreement between the Company and
                 directors of the Company.
    10.10(5)     Form of Domestic Distribution Agreement.
    10.11(4)     Supplemental Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD.
    10.12(4)     Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD.
    10.13(4)     Product Development Agreement dated June 5, 1992, by and
                 between the Company and CVD.
    10.14(6)     Distribution Agreement dated May 28, 1993 between CVD and
                 Fukuda Denshi Co., Ltd.
    10.15(6)     Micro Motor Catheter and Instrument Development Agreement,
                 Funding and Option Agreement, Escrow and License agreement, and Distribution Agreement dated October 1993 between the
                 Company and Du-MED.
    10.16(9)     Stock Purchase and Technology License Agreement dated
                 September 10, 1994 by and among EndoSonics, CVD and SCIMED
                 Life Systems, Inc.
    10.17(9)     Exclusive Distribution Agreement dated November 1, 1994
                 between Cordis S.A. and EndoSonics, as amended on December
                 20, 1994.
    10.18(7)     Imaging/Therapeutic Combination Devices Development
                 Agreement dated as of February 2, 1996 by and between Cordis
                 Corporation ("Cordis") and the Company.
    10.19(7)     Exclusive Distribution Agreement dated February 2, 1996 by and between Cordis and the Company.

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.20(10)    Shareholder Agreement dated June 19, 1996 between EndoSonics and CVD.
    10.21(10)    License Agreement dated February 6, 1997 between EndoSonics and CVD.
    10.22        Form of Change of Control Agreement by and between the
                 Company and each exective officer of the Company.
    23.1         Consent of Ernst & Young LLP, Independent Auditors.
    23.2         Consent of Ernst & Young LLP, Independent Auditors.
    23.3         Consent of Ernst & Young LLP, Independent Auditors.
    24.1         Power of Attorney. (Reference is made to page 30 of this
                 Report on Form 10-K/A.)
    27.1         Financial Data Schedule.

---------------
  *  Confidential Treatment Granted.

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