Form 10-Q
period 1998-03-31
ENDOSONICS CORP
filed 1998-05-15
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                      For the Quarter Ended March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

         For the transition period from ______________ to _____________

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


                              Yes [X]   No  [ ]

On March 31, 1998, the registrant had outstanding 16,187,830 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

This report on Form 10-Q including all exhibits, contains 17 pages.

                             ENDOSONICS CORPORATION
                                    FORM 10-Q
                                  FIRST QUARTER

                                TABLE OF CONTENTS
                                                                                       Page
                                                                                       ----
Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements
         Condensed consolidated balance sheets at March 31, 1998 and
               December 31, 1997..................................................       3
         Condensed consolidated statements of operations for the three months
               ended March 31, 1998 and 1997......................................       4
         Condensed consolidated statements of cash flows for the
               three months ended March 31, 1998 and 1997.........................       5
         Notes to condensed consolidated financial statements.....................       6

Item 2.   Management's discussion and analysis of financial condition
          and results of operations...............................................      10
Part II.  Other Information
Item 1 through 3.     Not Applicable.
Item 4.  Submission of Matters to a Vote of Security Holders......................      15

Item 5.  Not Applicable
Item 6   Exhibits and Reports on Form 8K..........................................      15
    (a)  Exhibits:
         Exhibit 27 - Financial Data Schedule.....................................      17
Signatures........................................................................      16
Exhibit Index.....................................................................      15

                                      ENDOSONICS CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)
                        (In thousands, except share and per share amounts)


                                                          March 31, 1998       December 31, 1997
                                                        -------------------    -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  20,073       $  13,889
  Short-term investments                                           7,935           9,120
  Trade accounts receivable, net                                   9,754          13,351
  Inventories                                                      6,890           6,915
  Accrued interest receivable and other current assets               445             424
                                                               ---------       ---------
        Total current assets                                      45,097          43,699
Property and equipment, net                                        3,512           3,408
Investment in CardioVascular Dynamics, Inc.                        7,316           8,478
Intangible assets, net                                             6,955           7,222
                                                               ---------       ---------
                                                               $  62,880       $  62,807
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                            6,963           7,536
 Accrued restructuring and integration expenses                    5,729           6,017
                                                               ---------       ---------
     Total current liabilities                                    12,692          13,553

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
    5,000,000 shares authorized, no shares issued
    and outstanding                                                   --              --
Common stock, $.001 par value; 25,000,000 shares
    authorized as of December 31, 1997;
    and 16,187,830 and 16,153,113 shares
    issued and outstanding as of March 31, 1998
    and December 31, 1997, respectively                               16              16
Additional paid-in capital                                       157,660         157,588
Accumulated deficit                                             (109,344)       (108,263)
Unrealized gain on available-for-sale securities                   1,939               1
Foreign currency translation                                         (83)            (88)
                                                               ---------       ---------
       Total stockholders' equity                                 50,188          49,254
                                                               ---------       ---------
                                                               $  62,880       $  62,807
                                                               =========       =========



                            See accompanying notes.

                                    ENDOSONICS CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (Unaudited)
                      (In thousands, except share and per share amounts)

                                                             Three Months Ended March 31,
                                                                1998               1997
                                                            ------------       ------------
Revenues:
    Product sales                                           $      8,725       $      6,221
    Contract revenue                                                 300                109
                                                            ------------       ------------
Total revenue                                                      9,025              6,330

Cost of sales                                                      5,000              3,419
                                                            ------------       ------------
Gross margin                                                       4,025              2,911

Operating expenses:
   Research, development and clinical                              1,845              1,016
   Marketing and sales                                             2,094                906
   General and administrative                                      1,579                832
   Amortization of intangibles                                       267                 --
                                                            ------------       ------------
            Total operating expenses                               5,785              2,754

Income (loss) from operations                                     (1,760)               157

Equity in net loss of CardioVascular Dynamics, Inc.                 (158)              (269)

Other income:
  Interest income                                                    227                617
  Gain realized on sale of
        CardioVascular Dynamics, Inc.                                610                 --
                                                            ------------       ------------
        Total other income                                           837                617
                                                            ------------       ------------
Net income (loss) before provision for income taxes               (1,081)               505
Provision for income taxes                                            --                 --
Net income (loss)                                           ($     1,081)      $        505
                                                            ============       ============

Basic net income (loss) per share                           ($      0.07)      $       0.04
                                                            ============       ============
Diluted net income (loss) per share                         ($      0.07)      $       0.03
                                                            ============       ============
Shares  used in computing net income (loss) per share:
        Basic                                                 16,174,407         13,547,464
                                                            ------------       ------------
        Effect of dilutive common stock options                       --          1,723,153
                                                            ------------       ------------
        Diluted                                               16,174,407         15,270,617
                                                            ============       ============


                            See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                              Three months ended March 31,
                                                                 1998            1997
                                                                --------       --------
Cash flows from operating activities
Net income (loss)                                               ($ 1,081)      $    505
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
       Depreciation and amortization                                 775            149
       Gain on sale of CardioVascular Dynamics, Inc.                (610)            --
       Equity in net loss CardioVascular Dynamics, Inc.              158            269
       Net changes in:
               Operating assets                                    3,606         (1,874)
               Operating liabilities                                (861)          (498)
                                                                --------       --------
Net cash provided by (used in) operating activities                1,987         (1,449)
                                                                --------       --------

Cash flows from investing activities:
     Purchase of short-term investments                           (3,944)            --
     Proceeds from sale of CardioVascular Dynamics, Inc.
        Common Stock                                               3,552             --
     Sales of short-term investments                                  --             56
     Maturities of short-term investments                          7,129          5,189
     Purchase of Cardiometrics Common Stock                           --         (2,317)
     Capital expenditures for property and equipment                (612)          (357)
                                                                --------       --------
Net cash provided by investing activities                          6,125          2,571
                                                                --------       --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                          72            285
                                                                --------       --------
Net cash provided by financing activities                             72            285
                                                                --------       --------

Net increase in cash and equivalents                               8,184          1,407
Cash and equivalents, beginning of period                         13,889         34,943
                                                                ========       ========
Cash and equivalents, end of period                             $ 20,073       $ 36,350
                                                                ========       ========


                                     See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at March 31, 1998 and the consolidated results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EndoSonics and its subsidiaries. (EndoSonics and its subsidiaries are collectively referred to hereinafter as "the Company".) All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (see Note 4).

INVESTMENTS

In accordance with SFAS 115, the Company has classified its investment portfolio as available-for-sale. Unrealized gains (losses) on available-for-sale securities are recorded as a separate component of stockholders' equity.

2.      INVENTORIES

Inventories are stated at the lower of cost, determined on a first in, first out (FIFO) cost basis, or market value. Inventories consist of the following:

                                                    March 31, 1998           December 31, 1997
                                                    --------------           -----------------
            Raw materials                                $2,477                     $2,817
            Work-in-process                               3,070                      1,842
            Finished goods                                1,343                      2,256
                                                         ------                     ------

            Total                                        $6,890                     $6,915
                                                         ======                     ======

3.      COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of net loss per share because their effect is antidilutive. Conversely, common equivalent shares from stock options are included in the computation of net income per share as their effect is dilutive.

At December 31, 1997 and March 31, 1998 the Company had outstanding options to purchase 2,993,638 and 2,958,921 shares of common stock, respectively (with exercise prices ranging from $0.32 to $16.50) and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods. These options have not been included in the computation of net loss per share, because to do so would have been antidilutive for the quarter ended March 31, 1998.


4. CHANGE IN OWNERSHIP PERCENTAGE OF CARDIOVASCULAR DYNAMICS, INC.

On June 19, 1996, EndoSonics' 84% owned subsidiary, CVD, successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to CVD's underwriters). As a result of this transaction, the Company's ownership interest in CVD fell below 50%. Accordingly, CVD's results of operations for 1996 have been consolidated through June 19, 1996, and accounted for on the equity method until January 31, 1998 when the Company's ownership decreased to 16%. As of February 1, 1998, the Company is accounting for its investment in CVD under the cost method. In June 1996, the Company recorded an increase to additional paid-in capital of approximately $17,600 representing the Company's proportionate share of CVD's net assets following the IPO. For the year ended December 31, 1997 and for the period from June 20, 1996 to December 31, 1996, the Company recorded ($2,358) and ($1,621) respectively, representing its proportionate share of CVD's net losses for the period.

In the quarter ended March 31, 1998, the Company sold 790,000 shares of CVD stock valued at $3.80 per share resulting in a gain of $610.

As of March 31, 1998 and December 31, 1997, EndoSonics owned 16% and 24% respectively of the outstanding shares of CVD. Unrealized gains on its investment in CVD are reported in a separate component of stockholders' equity pursuant to the requirements of SFAS 115. Condensed financial information for CVD is shown below:


BALANCE SHEET                                     March 31, 1998   December 31, 1997
----------------------------------------------    --------------   -----------------
                           (Unaudited - in thousands)
Current assets                                       $ 33,860          $ 37,316
Property and equipment, net                             1,483             1,550
Other assets                                            2,073             2,495
                                                     ========          ========
   Total assets                                      $ 37,416          $ 41,361
                                                     ========          ========
Current liabilities                                  $  2,615          $  3,488
Stockholders' equity                                   34,801            37,873
                                                     ========          ========
  Total liabilities and stockholders' equity         $ 37,416          $ 41,361
                                                     ========          ========
EndoSonics' share of CardioVascular Dynamic's
   net assets                                        $  7,316          $  8,478
                                                     ========          ========


                                                       Three months ended,
STATEMENT OF OPERATIONS                          March 31, 1998    March 31, 1997
----------------------------------------------   --------------    --------------
                           (Unaudited - in thousands)
Total revenue                                       $  2,466          $  3,019
Cost of sales                                          1,352             1,416
                                                    --------          --------
Gross profit                                           1,114             1,603
Total operating  expenses                              3,436             2,786
                                                    --------          --------
Other income (loss) from operations                      348               585
                                                    ========          ========
Net loss                                            ($ 1,974)         ($   598)
                                                    ========          ========

CardioVascular Dynamics, Inc.'s stock is quoted on the Nasdaq Stock Market. The closing price of CVD's stock at March 31, 1998 and December 31, 1997 was $5.16 and $5.50 respectively, per share. The Company held 1,464,016 and 2,194,016 shares of CVD's common stock at March 31, 1998 and December 31, 1997, respectively.

5.      RESTRUCTURING AND OTHER CHARGES

Concurrent with the purchase of Cardiometrics, Inc., the Company recorded restructuring and integration charges in 1997 of approximately $9,500 related to plans to reduce overhead of the combined companies and increase operating efficiency in future periods. The restructuring and integration charges include approximately $7,500 of corporate reorganization costs and approximately $2,000 related to relocation of certain product lines and overall integration of the Company's operations. Due to changes in conditions subsequent to the initial recording of the restructuring and integration charges, the Company reduced the provision for these charges to $8,606 during the fourth quarter of 1997. These charges are included in the 1997 Consolidated Statements of Operations, as follows:


CONSOLIDATED STATEMENT OF OPERATIONS                    1997
------------------------------------------             -------
(In Thousands)
Cost of sales                                          $1,251
Research and development                                  200
Marketing and sales                                       542
General and administrative                              1,361
Restructuring                                           4,956
Other                                                     296
                                                       ======
  Total charges                                        $8,606
                                                       ======

The elements of the total charges and the accrual for restructuring and integration charges as of March 31, 1998 are as follows:

                                                                     Accrual as
                                                                         of
                                    1997             Cost             March 31,
(In Thousands)   Provision       Adjustments       Incurred             1998
------------   --------------   --------------   -------------    -------------
Corporate
 reorganization       $7,491           ($375)        ($2,071)           $5,045
Consolidation of
  facilities           1,965            (475)           (904)              586
                      ======           =====         =======            ======
                      $9,456           ($850)        ($2,975)           $5,631
                      ======           =====         =======            ======

In June 1996, the Company recorded restructuring and integration charges of approximately $3,066 in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five-64 imaging devices. The elements of the 1996 restructuring accrual as of March 31, 1998, were as follows:

                                                                   Accrual as
                                                                      of
                                                     Cost          March 31,
(In Thousands)                    Provision        Incurred          1998
------------                   --------------   -------------    -------------
Consolidation of
 facilities                        $   994        ($   986)           $    8
Conversion to new
 technology                          1,849          (1,849)               --
Corporate reorganization               223            (133)               90
                                    ------        --------             -----
                                    $3,066         ($2,968)            $  98
                                    ======        ========             =====

The accrual for restructuring and integration charges was approximately $5,729 and $6,017 as of March 31, 1998 and December 31, 1997, respectively.

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

The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following (in thousands):


Cash                                                                  $  22,281
EndoSonics common stock                                                  33,139
CardioVascular Dynamics, Inc. common stock                                8,484
Cancellation of the Company's pre-merger investment in
   Cardiometrics                                                          2,317
Liabilities assumed (including Cardiometrics
   termination benefits of $1,900)                                        4,840
Transaction costs                                                         2,357
                                                                       ========
                                                                       $ 73,418
                                                                       ========

A summary of the purchase price allocation is as follows:

Tangible assets acquired                                              $  22,721
In-process research and development                                      43,000
Developed technology                                                      5,200
Other intangibles                                                           700
Goodwill                                                                  1,797
                                                                       ========
                                                                       $ 73,418
                                                                       ========

The purchased in-process research and development was valued by an independent appraiser. As it had not reached technological feasibility, and had no probable alternative future uses, it was charged to operations upon acquisition. Goodwill and other intangible assets are being amortized over three-to-eight years. Amortization for the three month period ended March 31, 1998 amounted to $267. Accumulated amortization amounted to $742 at March 31, 1998. In addition, the Company recognized a gain of $3,700 in 1997 related to the excess of the fair value over the book value of CVD common stock used as part of the purchase price consideration.

The purchase price includes $1,900 in severance and relocation liabilities assumed by the Company for relocation of certain Cardiometrics employees to Rancho Cordova, and to terminate others. Approximately $1,000 was paid in 1997. The Company expects that the remainder of this cash outlay will be completed by April 1998.

7.      STOCK REPURCHASE

The Board of Directors has authorized a stock repurchase program whereby the Company may repurchase up to $5.0 million worth of its Common Stock from time-to-time in the open market or private transactions. Subsequent to March 31, 1998, the Company has repurchased 475,000 shares of its Common Stock on the open market at an aggregate cost of $3.1 million.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to transition to new distribution arrangements in Europe and North America the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For a discussion of these and other factors, please see "Risk Factors" in the Company's Annual Report on Form 10-K (starting at page 21) for the fiscal year ended December 31, 1997.

INTRODUCTION

Since its inception in 1984, EndoSonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its intravascular ultrasound ("IVUS") imaging systems and catheters.

The Company markets and distributes its IVUS imaging products in the United States, Europe and Japan through relationships with strategic partners, certain other distributors and, to a lesser extent, through a direct sales force. In February 1996, EndoSonics and Cordis entered into an Exclusive Distribution Agreement (the "Agreement") pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. In 1997, the Company entered into similar agreements with affiliates of Cordis covering Japan and certain South American countries.

Cordis is obligated during each year of the Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. Subject to certain exceptions, Cordis' failure to meet the minimum annual purchase amount during any year of the Agreement shall constitute a material breach of such agreement. Cordis is also obligated during the term of the Agreement to undertake certain efforts to market, promote, distribute and sell EndoSonics' IVUS imaging products, including the provision of adequate personnel and facilities, the maintenance of sufficient inventory for demonstration purposes and the appointment of a United States and European intracoronary ultrasound marketing manager to interface with EndoSonics' United States and European clinical and support staff. The Agreement also contains standard representations and warranties of each party and standard provisions regarding indemnification, service and maintenance and confidentiality. Under the terms of the Agreement, Cordis purchases IVUS imaging products from EndoSonics at agreed upon prices set forth in the Agreement, which prices are jointly reviewed by EndoSonics and Cordis every six months.

In connection with the execution of the Agreement, the Company issued 350,877 shares of its Common Stock to Cordis in a private placement transaction for an aggregate purchase price of approximately $5,000,000. The Company has since registered the shares of Common Stock issued to Cordis. The Agreement initially expires on December 31, 1998. On April 16, 1998, the Company announced that it reached an agreement in principle with Cordis on the terms under which the Agreement will be terminated, subject to completion and execution of a definitive agreement. Under the terms of this agreement in principle, EndoSonics will begin direct distribution to the majority of its installed base in the United States effective July 1, 1998, assuming completion of a definitive agreement. In Europe, EndoSonics has already begun the process of transitioning to direct distribution.

The failure of EndoSonics to complete a new agreement with Cordis terminating the Agreement and/or to successfully transition to new distribution arrangements could have a material adverse effect on the Company's 1998 operating results.

CardioVascular Dynamics, Inc., ("CVD") formerly an 84%-owned subsidiary of the Company, designs, develops, manufactures and markets catheters used to treat certain vascular diseases. CVD's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. CVD completed its initial public offering in June of 1996 and, as a result, the Company's ownership interest in CVD fell below 50% of CVD's outstanding stock. Accordingly, CVD's assets, liabilities and results of operations are no longer included in the Company's consolidated financial statements. At March 31, 1998, the Company held approximately 16% of the outstanding shares of the Common Stock of CVD. Effective February 1, 1998, the Company is accounting for its investment in CVD under the cost method.

The Company's business strategy includes acquiring related businesses, products or technologies. In January 1997, the Company entered into an agreement to acquire Cardiometrics, Inc. (Cardiometrics) through the merger of a wholly-owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly-owned subsidiary of the Company. Cardiometrics develops, manufactures, and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' primary products, the FloWire(R) Doppler guide wire and FloMap ultrasound intsrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catherization laboratory. Clinical experience demonstrates that the measurement of blood flow impairment downstream from (distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire(R)/FloMap system has received clearance from the FDA and many corresponding European and Pacific Rim regulatory agencies. Cardiometrics has also developed the WaveWire(TM)/WaveMap intracoronary blood pressure measurement system, which was first used in a clinical case in Europe in December 1996. Cardiometrics received a 510(k) approval in August 1997 and began shipments of the product in the first quarter of 1998.

The acquisition of Cardiometrics, which was finalized on July 23, 1997, was accounted for under the purchase method of accounting. In 1997, the Company incurred a $43 million dollar in-process research and development charge as a result of the acquisition and $8.6 million in restructuring, integration and other charges in connection with plans to reduce overhead of the combined companies.

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

RESULTS OF OPERATIONS

FIRST QUARTER OF 1998 COMPARED TO THE SAME PERIOD IN 1997

Total Revenue. Total revenue increased 43% to $9.0 million for the first quarter of 1998, which included $2.9 million of Cardiometrics revenue, from $6.3 million in the first quarter of 1997. Revenues for the IVUS business decreased by 3%, or $0.2 million primarily due to the decline in revenue from Cordis Corporation, a unit of Johnson & Johnson. In April 1998, EndoSonics reached an agreement in principle with Cordis on the terms under which Cordis' exclusive distribution rights for certain EndoSonics products in the United States, Europe, the Middle East and Africa will be terminated, subject to completion and execution of a definitive agreement. Further revenue growth is dependent on the ability of the Company to increase its direct sales force and penetrate the market.

Cost of Sales. Cost of sales as a percentage of product sales increased to 55% for the first quarter of 1998 from 54% for the first quarter of 1997. Cost of sales as a percentage of product sales in 1998 increased primarily due to start-up manufacturing costs associated with the Company's WaveWire(TM) catheter. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses increased by $0.8 million from $1.0 million for the first quarter of 1997 to $1.8 million for the first quarter of 1998 due primarily to on-going Cardiometrics clinical studies which were not included in the results of operations in the first quarter of 1997, and an increase in expenses related to the Company's majority owned subsidiary, MicroSound.

Marketing and Sales. Marketing and sales increased to $2.1 million in the first quarter of 1998 from $0.9 million in the first quarter of 1997. The increase is due to increased staffing and marketing programs related to the acquisition of Cardiometrics. As a percentage of total revenue, marketing and sales has increased to 23% in the first quarter of 1998 from 14% in the first quarter of 1997. The increase is due to personnel additions and related expenditures associated with the transition to a direct sales force in certain world markets.

General and Administrative. General and administrative expenses increased by $0.8 million dollars to $1.6 million dollars for the first quarter of 1998 compared to $0.8 million dollars for the first quarter of 1997. The increase is attributable to approximately $0.6 million dollars of legal expenses related to the company's on-going patent litigation proceedings. After excluding

$0.6 million dollars related to such legal expenses, general and administrative expenses decreased to 11% of total revenue in the first quarter of 1998 as compared to 13% of total revenue in the first quarter of 1997.

Amortization of Intangibles. Amortization of intangibles of $0.3 million in the first quarter of 1998 relates to goodwill and other intangible assets acquired in connection with the acquisition of Cardiometrics in July of 1997. Goodwill and other intangibles acquired in the Cardiometrics acquisition are being amortized over three-to-eight years.

Equity in Loss of CardioVascular Dynamics, Inc. Equity in loss of CardioVascular Dynamics, Inc. decreased to $0.2 million in the first quarter of 1998 as compared to $0.3 million in the first quarter of 1997. The decrease is due to a reduction in ownership to 16% from 45% in the first quarter of 1998 and 1997, respectively.

Other Income. Other income increased to $0.8 million in the first quarter of 1998 as compared to $0.6 million in the first quarter of 1997. The increase is due primarily to the sale of CardioVascular Dynamics, Inc. stock for which the Company recognized a gain of $0.6 million in the first quarter of 1998. This was offset by reduced interest income in the first quarter of 1998 as compared to the first quarter of 1997 due to the decrease in the Company's cash and investments as of March 31, 1998.

Net Income (Loss). Net income (loss) decreased to $1.1 million net loss, or ($0.07) per share, in the first quarter of 1998 as compared to $0.5 net income, or $0.04 per share, in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1998, the Company had cash and equivalents of $20.1 million, short-term investments of $7.9 million and no borrowings or credit facilities. Net cash provided by (used in) operations was $2.0 million in the first quarter of 1998 as compared to ($1.5) million in the first quarter of 1997. The deterioration is due in part to a net loss of $1.1 million, and decreases in current liabilities of $0.9 million offset by a $3.6 million decrease in accounts receivable. The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts and working capital purposes. The Company believes that its existing cash, cash equivalents, and short-term investments as of March 31, 1998 will be sufficient to meet the Company's operating expenses and capital requirements through 1998. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

Part II.

                                OTHER INFORMATION

ITEMS 1 through 3.  Not applicable.

ITEM 4.  None.

ITEM 5.  Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

        Exhibit 27    Financial Data Schedule

(b) No reports of Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENDOSONICS CORPORATION





                                             /s/   REINHARD J. WARNKING
                                                -------------------------------
                                                      Reinhard J. Warnking
                                                             President and
                                                   Chief Executive Officer

                                                      Date:  May 15, 1998




                                             /s/   RICHARD L. FISCHER
                                                -------------------------------
                                                        Richard L. Fischer
                                               Vice President, Finance and
                                                   Chief Financial Officer

                                                      Date:  May 15, 1998




                                             /s/    KATHLEEN E. REDD
                                                -------------------------------
                                                          Kathleen E. Redd
                                                  Corporate Controller and
                                              Principal Accounting Officer

                                                      Date:  May 15, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
27                              Financial Data Schedule