Form 10-Q
period 1998-06-30
ENDOSONICS CORP
filed 1998-08-11
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                       For the Quarter Ended June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                  For the transition period from ______to______

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

                                  Yes [X] No[ ]

On June 30, 1998, the registrant had outstanding 15,692,080 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

                             ENDOSONICS CORPORATION
                                    FORM 10-Q
                                 SECOND QUARTER

                                TABLE OF CONTENTS

                                                                                                       Page
Part I.    Financial Information

Item 1.   Condensed Consolidated Financial Statements

           Condensed consolidated balance sheets at June 30, 1998 and
                  December 31, 1997................................................................       3

           Condensed consolidated statements of operations for the three months
                  and six months ended June 30, 1998 and 1997......................................       4

           Condensed consolidated statements of cash flows for the
                  six months ended June 30, 1998 and 1997..........................................       5

           Notes to condensed consolidated financial statements....................................       6

Item 2.    Management's discussion and analysis of financial condition
                 and results of operations.........................................................       8

Part II.   Other Information

Item 1 through 3.     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders .....................................       14

Item 5.  Not Applicable

Item 6. Exhibits and Reports on Form 8K...........................................................       14

     (a) Exhibits:

          Exhibit 27 - Financial Data Schedule....................................................       14


Signatures........................................................................................       15

Index to Exhibit..................................................................................       16

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                               June 30, 1998   December 31, 1997
                                                                 ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  10,172         $  13,889
  Short-term investments                                            14,404             9,120
  Trade accounts receivable, net                                    10,183            13,351
  Inventories                                                        5,991             6,915
  Accrued interest receivable and other current assets               1,006               424
                                                                 ---------         ---------
        Total current assets                                        41,756            43,699
Property and equipment, net                                          3,505             3,408
Investment in CardioVascular Dynamics, Inc.                          7,516             8,478
Intangible assets, net                                               6,688             7,222
                                                                 ---------         ---------
                                                                 $  59,465         $  62,807
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable and accrued expenses                          $   6,043         $   7,536
  Accrued restructuring and integration expenses                     5,029             6,017
                                                                 ---------         ---------
      Total current liabilities                                     11,072            13,553

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
     5,000,000 shares authorized, no shares issued
     and outstanding                                                    --                --
Common stock, $.001 par value; 25,000,000 shares
     authorized as of December 31, 1997;
     and 15,692,080 and 16,153,113 shares
     issued and outstanding as of June 30, 1998
     and December 31, 1997, respectively                                16                16
Additional paid-in capital                                         157,666           157,588
Accumulated deficit                                               (108,336)         (108,263)
Unrealized gain on available-for-sale securities                     2,399                 1
Foreign currency translation                                           (84)              (88)
Treasury stock at cost:  500,000 shares and no shares as
of June 30, 1998 and December 31, 1997,
      respectively                                                  (3,268)               --
                                                                 ---------         ---------
       Total stockholders' equity                                   48,393            49,254
                                                                 ---------         ---------
                                                                 $  59,465         $  62,807
                                                                 =========         =========

See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                                   1998              1997             1998                1997
                                                               ------------      ------------       ------------       ------------
Total revenue                                                  $     10,091      $      7,134       $     19,116       $     13,464
Cost of sales                                                         4,533             3,819              9,533              7,238
                                                               ------------      ------------       ------------       ------------
         Gross profit                                                 5,558             3,315              9,583              6,226

Operating expenses:
   Research, development and clinical                                 1,751               910              3,596              1,925
   Marketing and sales                                                2,013             1,029              4,107              1,933
   General and administrative                                         1,011               858              2,590              1,687
   Amortization of intangibles                                          267                --                534                 --
                                                               ------------      ------------       ------------       ------------
            Total operating expenses                                  5,042             2,797             10,827              5,545
                                                               ------------      ------------       ------------       ------------

Income (loss) from operations                                           516               518             (1,244)               681

Equity in net loss of CardioVascular Dynamics, Inc.                      --              (261)              (158)              (526)

Other income (expense):
   Interest income                                                      363               494                590              1,101
   Gain realized on sale of common shares of
         CardioVascular Dynamics, Inc.                                  129                --                739                 --
                                                               ------------      ------------       ------------       ------------
         Total other income                                             492               494              1,329              1,101
                                                               ------------      ------------       ------------       ------------
Net income (loss)                                              $      1,008      $        751       $        (73)      $      1,256
                                                               ============      ============       ============       ============
Basic net income (loss) per share                              $       0.06      $       0.06       $      (0.01)      $       0.09
                                                               ============      ============       ============       ============
Diluted net income (loss) per share                            $       0.06      $       0.05       $      (0.01)      $       0.08
                                                               ============      ============       ============       ============
Shares used in computing net income (loss) per share:
         Basic                                                   15,838,119        13,557,180         16,006,263         13,553,978
         Effect of dilutive common stock options                    113,801         1,809,330                 --          1,909,330
                                                               ------------      ------------       ------------       ------------
         Diluted                                                 15,951,920        15,366,510         16,006,263         15,463,308
                                                               ============      ============       ============       ============

    See accompanying notes

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                               Six months ended June 30,
                                                                  1998           1997
                                                                --------       --------
Cash flows from operating activities
Net income (loss)                                               $    (73)      $  1,256
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                                961            261
        Gain on sale of common shares of CardioVascular
          Dynamics, Inc.                                            (739)            --
        Equity in net loss CardioVascular Dynamics, Inc.             158            526
        Net changes in:
               Operating assets                                    3,510         (3,030)
               Operating liabilities                              (2,478)        (1,318)
                                                                --------       --------
Net cash provided by (used in) operating activities                1,339         (2,305)
                                                                --------       --------

Cash flows from investing activities:
     Purchase of short-term investments                          (14,431)            --
     Proceeds from sale of CardioVascular Dynamics, Inc.
         common stock                                              3,942             --
     Maturities of short-term investments                          9,147          5,249
     Purchase of Cardiometrics common stock                           --         (2,317)
     Capital expenditures for property and equipment                (524)          (605)
                                                                --------       --------
Net cash provided by (used in) investing activities               (1,866)         2,327
                                                                --------       --------

Cash flows from financing activities:
     Treasury shares acquired                                     (3,268)            --
     Proceeds from exercise of stock options                          78            254
                                                                --------       --------
Net cash provided by (used in) financing activities               (3,190)           254
                                                                --------       --------

Net increase (decrease) in cash and equivalents                   (3,717)           276
Cash and equivalents, beginning of period                         13,889         34,943
                                                                ========       ========
Cash and equivalents, end of period                             $ 10,172       $ 35,219
                                                                ========       ========

See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at June 30, 1998 and the consolidated results of its operations and cash flows for the six month periods ended June 30, 1998 and 1997. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EndoSonics and its subsidiaries. (EndoSonics and its subsidiaries are collectively referred to hereinafter as "the Company"). All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method.

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

2.       INVENTORIES

Inventories are stated at the lower of cost, determined on a first in, first out
(FIFO) cost basis, or market value. Inventories consist of the following:

                           June 30, 1998      December 31, 1997
                           -------------      ----------------
Raw materials                 $2,756               $2,817
Work-in-process                1,833                1,842
Finished goods                 1,402                2,256
                              ------               ------
Total                         $5,991               $6,915
                              ======               ======

3.       COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of net loss per share because their effect is antidilutive. Conversely, common equivalent shares from stock options are included in the computation of net income per share as this effect is dilutive.

At June 30, 1998 and December 31, 1997 the Company had outstanding options to purchase 2,933,766 and 2,958,921 shares of common stock, respectively (with exercise prices ranging from $0.32 to $16.50) and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods.

4.       COMPREHENSIVE INCOME

The company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available for sale securities and foreign currency translation adjustments. During the second quarter of 1998 and 1997, total comprehensive income amounted to $1,373 and $792, respectively. For the six month period ended June 30, 1998 and 1997, comprehensive income amounted to $2,227 and $1,216, respectively. Adoption of SFAS No. 130 had no effect of the Company's results of operations or financial position as reported elsewhere in the consolidated financial statements. The following table sets forth the computation of comprehensive income:

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                             1998           1997          1998           1997
                                            -------        -------       -------        -------
Net income (loss)                           $ 1,008        $   751       $   (73)       $ 1,256

Other comprehensive income:
Unrealized gain on available for sale
          securities                            366              4         2,304             --
Foreign currency translation                     (1)            37            (4)           (40)
                                            -------        -------       -------        -------
Comprehensive income                        $ 1,373        $   792       $ 2,227        $ 1,216
                                            =======        =======       =======        =======

5.       RESTRUCTURING AND OTHER CHARGES

Concurrent with the purchase of Cardiometrics, Inc., the Company recorded restructuring and integration charges in July, 1997 of approximately $8,600 related to plans to reduce overhead of the combined companies and increase operating efficiency in future periods. The restructuring and integration charges include approximately $7,100 of corporate reorganization costs, including the costs related to the cancellation of certain distribution agreements, and approximately $1,500 related to relocation of certain product lines and overall integration of the Company's operations.

The elements of the total charges and the accrual for restructuring and integration charges as of June 30, 1998 are as follows:

                                        1997           1998      Accrual as of
                        1997            Cost           Cost        June 30,
                     Provision        Incurred       Incurred        1998
--------------       ---------        --------       --------    -------------
Corporate
  reorganization       $ 7,116        $(2,062)       $  (296)       $ 4,758
Consolidation
  of facilities          1,490           (834)          (385)           271
                       =======        =======        =======        =======
                       $ 8,606        $(2,896)       $  (681)       $ 5,029
                       =======        =======        =======        =======

In addition, the Company had approximately $300 accrued at December 31, 1997 related to the June, 1996 restructuring. During the six months ended June 30, 1998, the Company incurred the remaining costs related to this accrual.

6.       STOCK REPURCHASE

The Board of Directors has authorized a stock repurchase program whereby the Company may repurchase up to $5.0 million worth of its common stock from time-to-time in the open market or private transactions. During the quarter ended June 30, 1998, the Company repurchased 500,000 shares of its Common Stock on the open market at an aggregate cost of approximately $3.3 million.

7.       SUBSEQUENT EVENTS

On July 23, 1998, the Company announced that it has signed a definitive agreement to acquire Navius Corporation, a San Diego based, privately-held developer of angioplasty balloons, stents, intravascular radiation devices and other medical products. The transaction, which is valued at approximately $15.5 million in cash and EndoSonics common stock, plus royalties on future product sales, was consummated on August 5, 1998. The acquisition will be accounted for under the purchase method of accounting. In addition, the company announced that it has agreed in principal to enter into a strategic relationship with the Fukuda Denshi Co., Ltd., a Japanese medical products company, which includes an equity investment and research and development funding totaling $13 million in EndoSonics by Fukuda. Approximately, 65% of the $13 million will be exchanged for newly issued common stock, the balance, upon consummation of a definitive agreement, will fund research and development programs over the next 24 months. As a result of both the Navius and Fukuda transactions, EndoSonics expects to issue approximately 2.1 million additional shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to transition to new distribution arrangements in Europe and North America, the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For a discussion of these and other factors, please see "Risk Factors" in the Company's Annual Report on Form 10-K (starting at page 21) for the fiscal year ended December 31, 1997.



INTRODUCTION

Since its inception in 1984, EndoSonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. The Company markets and distributes its products in the United States, Europe, South America, Asia, and Canada through a direct sales force, and through relationships with strategic partners and certain other distributors.

The Company's business strategy includes acquiring related businesses, products or technologies. On July 23, 1998, the Company announced that it has signed a definitive agreement to acquire Navius Corporation, a San Diego based, privately-held developer of angioplasty balloons, stents, intravascular radiation devices and other medical products. The transaction, which is valued at approximately $15.5 million in cash and EndoSonics common stock, plus royalties on future product sales, was consummated on August 5, 1998. The acquisition will be accounted for under the purchase method of accounting. In addition, the company announced that it has agreed in principal to enter into a strategic relationship with the Fukuda Denshi Co., Ltd., a Japanese medical products company, which includes an equity investment and research and development funding totaling $13 million in EndoSonics by Fukuda. Approximately 65% of the $13 million will be exchanged for newly issued common stock, the balance, upon consummation of a definitive agreement, will fund research and development programs over the next 24 months. As a result of both transactions, EndoSonics expects to issue approximately 2.1 million additional shares of common stock.

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

RESULTS OF OPERATIONS

SECOND QUARTER OF 1998 COMPARED TO THE SAME PERIOD IN 1997

Total Revenue. Total revenue increased 41% to $10.1 million for the second quarter of 1998, which included $2.5 million of Cardiometrics revenue, from $7.1 million in the second quarter of 1997, which included no Cardiometrics revenue. Revenues for the IVUS business increased by 6%, or $0.5 million, primarily due to the growth in demand for IVUS catheter products coupled with the transition to a direct sales force. In May 1998, EndoSonics concluded an agreement with Cordis (a Johnson & Johnson Company) on the terms under which Cordis' exclusive distribution rights for certain EndoSonics products in the United States, Europe, the Middle East and Africa will be terminated. Further revenue growth will be dependent on the ability of the Company to continue to successfully transition its selling efforts from a distribution relationship to direct sales and marketing in certain geographic areas, regulatory approval of certain new products, and resolution of manufacturing issues with respect to WaveWire production.

Cost of Sales. Cost of sales as a percentage of product sales decreased to 45% for the second quarter of 1998, which includes $1.1 million of Cardiometrics cost of sales, from 56% for the second quarter of 1997, which includes no Cardiometrics cost of sales. Cost of sales as a percentage of product sales in 1998 decreased due to the overall improvements in manufacturing efficiency caused in part by the consolidation of manufacturing activities to a single site in April, 1997. In addition, the sale of higher-margin Cardiometrics products also contributed to the improvement. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses increased by $0.8 million from $0.9 million for the second quarter of 1997 to $1.8 million for the second quarter of 1998, due primarily to on-going Cardiometrics clinical studies which were not included in the results of operations in the second quarter of 1997.

Marketing and Sales. Marketing and sales increased to $2.0 million in the second quarter of 1998 from $1.0 million in the second quarter of 1997. As a percentage of total revenue, marketing and sales has increased to 20% in the second quarter of 1998 from 14% in the second quarter of 1997. The increase is due to increased staffing and marketing programs related to the acquisition of Cardiometrics, as well as personnel additions and related expenditures associated with the transition to a direct sales force in certain world markets.

General and Administrative. General and administrative expenses increased by $0.1 million dollars to $1.0 million dollars for the second quarter of 1998 compared to $0.9 million dollars for the second quarter of 1997. General and administrative expenses decreased to 10% of total revenue in the first quarter of 1998 as compared to 12% of total revenue in the first quarter of 1997. The improvement is due to an increase in revenues without a corresponding increase in expenses.

Amortization of Intangibles. Amortization of intangibles of $0.3 million in the second quarter of 1998 relates to goodwill and other intangible assets acquired in connection with the acquisition of Cardiometrics in July of 1997. Goodwill and other intangibles acquired in the Cardiometrics acquisition are being amortized over periods varying from three to eight years.

Equity in Net Loss of CardioVascular Dynamics, Inc. There was no equity in net loss of CardioVascular Dynamics, Inc. ("CVD") in the second quarter of 1998 as compared to $0.3 million in the second quarter of 1997. Since February 1998, the Company's ownership in CVD has been less than 20%. Accordingly, the Company accounts for its investment in CVD under the cost method. At June 30, 1997, the Company's ownership in CVD common stock was 44%, and accounted for under the equity method.

Other Income. Other income was $0.5 million in the second quarters of 1998 and 1997. The Company recognized a gain of 0.1 million in the second quarter of 1998, related to the sale of CardioVascular Dynamics common stock. This was offset by reduced interest income in the second quarter of 1998 as compared to the second quarter of 1997 due to the decrease in the Company's cash, cash equivalents, and short term investments as of June 30, 1998.

Net Income (Loss). Net income increased to $1.0 million, or $0.06 per share, in the second quarter of 1998 as compared to $0.8 million, or $0.06 per share, in the second quarter of 1997.

FIRST SIX MONTHS OF 1998 COMPARED TO SAME PERIOD OF 1997

Total Revenue. Total revenue increased 42% to $19.1 million for the six months ended June 30, 1998 which included $5.2 million of Cardiometrics revenue, from $13.5 million in the six months ended June 30, 1997, which included no Cardiometrics revenue. Revenues for the IVUS business increased by 3%, or $0.4 million, primarily due to the growth in demand for IVUS catheter products coupled with the transition to a direct sales force. In May 1998, EndoSonics concluded an agreement with Cordis on the terms under which Cordis' exclusive distribution rights for certain EndoSonics products in the United States, Europe, the Middle East and Africa was terminated. Further revenue growth is dependent on the ability of the Company to continue to increase its direct sales force and penetrate the market.

Cost of Sales. Cost of sales as a percentage of product sales decreased to 50% for the six months ended June 30, 1998 which includes $2.6 million of Cardiometrics cost of sales, from 54% for the six months ended June 30, 1997, which included no Cardiometrics cost of sales. Cost of sales as a percentage of product sales in 1998 decreased due to the overall improvements in manufacturing efficiency caused in part by the consolidation of manufacturing activities to a single site in April, 1997. In addition, the sale of higher margin Cardiometrics products also contributed to the improvement. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses increased by $1.7 million from $1.9 million for the six months ended June 30, 1997 to $3.6 million for the six months ended June 30, 1998, due primarily to on-going Cardiometrics clinical studies which were not included in the results of operations in the six months ended June 30, 1997.

Marketing and Sales. Marketing and sales increased to $4.1 million in the six months ended June 30, 1998 from $1.9 million dollars for the six months ended June 30, 1997. As a percentage of total revenue, marketing and sales expense has increased to 21% in the six months ended June 30, 1998 from 14% in the six months ended June 30, 1997. The increase is due to increased staffing and marketing programs related to the acquisition of Cardiometrics, as well as personnel additions and related expenditures associated with the transition to a direct sales force in certain world markets.

General and Administrative. General and administrative expenses increased by $0.9 million dollars to $2.6 million dollars for the six months ended June 30, 1998 compared to $1.7 million dollars for the six months ended June 30, 1997 primarily due to legal expenses related to the Company's on-going patent litigation proceedings.

Amortization of Intangibles. Amortization of intangibles of $0.5 million for the six months ended June 30, 1998 relates to goodwill and other intangible assets acquired in connection with the acquisition of Cardiometrics in July of 1997. Goodwill and other intangibles acquired in the Cardiometrics acquisition are being amortized over three-to-eight years.

Equity in Net Loss of CardioVascular Dynamics, Inc. Equity in the net loss of CardioVascular Dynamics, Inc. for the six months ended June 30, 1998 was $0.2 million as compared to $0.5 million for six months ended June 30, 1997. Since February 1998, the Company's ownership in CVD has been less than 20%. Consequently, the Company is accounting for its investment in CVD under the cost method. At June 30, 1997, the Company's ownership in CVD common stock was 44%, and accounted for under the equity method.

Other Income. Other income was $1.3 million for the six months ended June 30,1998 as compared to $1.1 million for the same period in 1997. The Company recognized a gain of $0.7 million for the six months ended June 30, 1998, related to the sale of CardioVascular Dynamics common stock. This was offset by reduced interest income in 1998 as compared to 1997 due to the decrease in the Company's cash, cash equivalents, and short term investments balances during the six month period ended June 30, 1998, as compared to the same period in 1997.

Net Income (Loss). Net loss was $0.1 million, or ($0.01) per share, for the six months ended June 30, 1998 as compared to net income of $1.3 million, or $0.09 per share, for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1998, the Company had cash and equivalents of $10.2 million, short-term investments of $14.4 million and no borrowings or credit facilities. Net cash provided by (used in) operations was $1.3 million in the six months ended June 30, 1998 as compared to ($2.3) million in the six months ended June 30, 1997. The increase is due in part to increased accounts receivable collections and proceeds from sales of CVD common stock partially offset by cash used to acquire treasury shares. On July 23, 1998, the Company announced that it has signed a definitive agreement to acquire Navius Corporation, a San Diego-based, privately held developer of angioplasty balloons, stents, intravascular radiation devices and other medical products. The transaction, which is valued at approximately $15.5 million in cash and EndoSonics common stock, plus royalties on future product sales, was consummated on August 5, 1998. The acquisition will be accounted for under the purchase method of accounting. In addition, the company announced that it has agreed in principal to enter into a strategic relationship with the Fukuda Denshi Co., Ltd., a Japanese medical products company, which includes an equity investment and research and development funding totaling $13 million in EndoSonics by Fukuda. Approximately, 65% of the $13 million will be exchanged for newly issued shares of common stock, the balance, upon consummation of a definitive agreement, will fund research and development programs over the next 24 months. As a result of both the Navius and Fukuda transactions, EndoSonics expects to issue approximately 2.1 million additional shares of common stock. The Company anticipates using approximately $6.0 million in cash to acquire Navius. Other cash resources will be used primarily for capital expenditures, product development, sales and marketing efforts and working capital purposes. The Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements through 1998. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

Part II.

                                OTHER INFORMATION

ITEMS 1 through 3.  Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on June 4, 1998. The following actions were taken at this meeting:

                                                                                                        Abstentions and
                                             Affirmative           Negative              Votes               Broker
                                                Votes               Votes              Withheld            Non-Votes
                                             -----------          -----------          ---------        ----------------
A.      Adoption of the 1998 Employee
        Stock Purchase Plan                    8,501,567              138,851           30,419            4,249,016

B.      Approval of the 1998 Option
        Plan                                   4,826,320            3,814,704           29,567            4,249,262

C.      Election of Directors
        Julie A. Brooks                       12,754,663                               164,190
        Thomas J. Cable                       12,755,763                               164,090
        Edward M. Leonard                     12,755,763                               164,090
        Roger Salquist                        12,755,763                               164,090
        Reinhard J. Warnking                  12,755,383                               164,470
        W. Michael Wright                     12,756,163                               163,690

D.      Ratification of Ernst & Young
        LLP as Independent Auditors           12,771,000              138,241            10,612                  -0-


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



                                                    ENDOSONICS CORPORATION




                                                  /s/ REINHARD J. WARNKING
                                               ---------------------------
                                                      Reinhard J. Warnking
                                                             President and
                                                   Chief Executive Officer

                                                     Date: August 10, 1998




                                                    /s/  RICHARD L. FISCHER
                                               ----------------------------
                                                         Richard L. Fischer
                                                Vice President, Finance and
                                                    Chief Financial Officer

                                                      Date: August 10, 1998


                                                       /s/ KATHLEEN E. REDD
                                               ----------------------------
                                                           Kathleen E. Redd
                                                   Corporate Controller and
                                               Principal Accounting Officer

                                                      Date: August 10, 1998

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27                           Financial Data Schedule