Form 10-Q
period 1998-09-30
ENDOSONICS CORP
filed 1998-11-16
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                    For the Quarter Ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

           For the transition period from ____________ to ____________

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

On September 30, 1998, the registrant had outstanding 17,439,701 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

                             ENDOSONICS CORPORATION
                                    FORM 10-Q
                                  THIRD QUARTER

                                TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements

          Condensed consolidated balance sheets at September 30, 1998 and
                    December 31, 1997........................................................     3

          Condensed consolidated statements of operations for the three months
                    and nine months ended September 30, 1998 and 1997........................     4

          Condensed consolidated statements of cash flows for the
                    nine months ended September 30, 1998 and 1997............................     5

               Notes to condensed consolidated financial statements..........................     6

Item 2.   Management's discussion and analysis of financial condition
                    and results of operations................................................     9

Part II.   Other Information  Information

Item 1 through 5.     Not Applicable.

Item 6  Exhibits and Reports on Form 8K......................................................    17

Signatures...................................................................................    18

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)



                                                                                     September 30,       December 31,
                                                                                         1998                1997
                                                                                     -------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $   6,425           $  13,889
  Short-term investments                                                                  10,449               9,120
  Trade accounts receivable, net                                                          13,310              13,351
  Inventories                                                                              6,089               6,915
  Accrued interest receivable and other current assets                                        10                 424
                                                                                       ---------           ---------
        Total current assets                                                              36,283              43,699
Property and equipment, net                                                                3,884               3,408
Investment in CardioVascular Dynamics, Inc.                                                5,233               8,478
Intangible assets, net                                                                    12,853               7,222
Other non-current assets                                                                      11                  --
                                                                                       ---------           ---------
                                                                                       $  58,264           $  62,807
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                $   8,307           $   7,536
   Accrued restructuring and integration expenses                                          4,865               6,017
                                                                                       ---------           ---------
            Total current liabilities                                                     13,172              13,553
Deferred revenue - long term portion                                                         504                  --
                                                                                       ---------           ---------
                                                                                          13,676              13,553
STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
         5,000,000 shares authorized, no shares issued
         and outstanding                                                                      --                  --
Common stock, $.001 par value; 25,000,000 shares
         authorized as of December 31, 1997 and September 30, 1998; and
         17,439,701 and 16,153,113 shares issued as of September 30, 1998 and
         December 31, 1997,
         respectively                                                                         17                  16
Additional paid-in capital                                                               167,938             157,588
Accumulated deficit                                                                     (118,612)           (108,263)
Unrealized gain on available-for-sale securities                                             117                   1
Foreign currency translation                                                                 (33)                (88)
Treasury stock at cost:  860,000 shares and no shares
         as of September 30, 1998 and December 31,1997 respectively                       (4,839)                 --
                                                                                       ---------           ---------
Total stockholders' equity                                                                44,588              49,254
                                                                                       ---------           ---------
                                                                                       $  58,264           $  62,807
                                                                                       =========           =========

See accompanying notes

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)



                                                          Three Months Ended September 30,        Nine Months Ended  September 30,
                                                             1998                 1997                1998                1997
                                                          ------------        ------------        ------------        ------------
Total revenue                                             $     11,702        $     10,262        $     30,818        $     23,726
Cost of sales                                                    4,940               5,996              14,473              13,235
                                                          ------------        ------------        ------------        ------------
                  Gross profit                                   6,762               4,266              16,345              10,491

Operating expenses:
   Research, development and clinical                            1,710               1,956               5,306               3,881
   Marketing and sales                                           2,674               2,420               6,781               4,353
   General and administrative                                    1,088               3,776               3,678               5,464
   Restructuring                                                   223               5,331                 223               5,331
   Acquired in-process research and development                 11,107              43,000              11,107              43,000
   Amortization of intangibles                                     396                 208                 930                 208
                                                          ------------        ------------        ------------        ------------
            Total operating expenses                            17,198              56,691              28,025              62,237
                                                          ------------        ------------        ------------        ------------

Loss from operations                                           (10,436)            (52,425)            (11,680)            (51,746)

Equity in net loss of CardioVascular Dynamics, Inc.                 --                (502)               (158)             (1,028)

Other income:
   Interest income                                                 310                 392                 900               1,493
   Gain realized on sale of common shares of
                CardioVascular Dynamics, Inc.                       --               3,954                 739               3,954
                                                          ------------        ------------        ------------        ------------
                  Total other income                               310               4,346               1,639               5,447
                                                          ------------        ------------        ------------        ------------
Net loss before provision for income tax                       (10,126)            (48,581)            (10,199)            (47,327)
Provision for income taxes                                         150                  --                 150                  --
                                                          ------------        ------------        ------------        ------------
Net loss                                                  $    (10,276)       $    (48,581)       $    (10,349)       $    (47,327)
                                                          ============        ============        ============        ============
Basic net loss per share                                  $      (0.63)       $      (3.14)       $      (0.62)       $      (3.34)
                                                          ============        ============        ============        ============
Shares used in computing net loss per share:
                  Basic                                     16,367,639          15,461,563          16,616,069          14,188,661
                                                          ============        ============        ============        ============


See accompanying notes

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
               (In thousands, except share and per share amounts)




                                                                                    Nine months ended September 30,
                                                                                    1998                      1997
                                                                                  --------                   --------
Cash flows from operating activities
Net loss                                                                          $(10,349)                  $(47,327)
     Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
          Acquired in-process research and development                              11,107                     43,000
          Depreciation and amortization                                              1,563                        801
          Gain on sale of common shares of CardioVascular
               Dynamics, Inc.                                                         (739)                    (3,954)
          Equity in net loss CardioVascular Dynamics, Inc.                             158                      1,028
          Net changes in :
               Operating assets                                                      1,684                     (5,144)
               Operating liabilities and deferred revenue                           (1,639)                     5,657
                                                                                  --------                   --------
Net cash provided by (used in) operating activities                                  1,785                     (5,939)
                                                                                  --------                   --------

Cash flows from investing activities:
     Purchase of short-term investments                                             (3,272)                        --
     Proceeds from sale of CardioVascular Dynamics, Inc.
               common stock                                                          3,942                        211
     Maturities of short-term investments                                            1,943                      5,249
     Business acquisitions, net of cash acquired                                    (6,511)                   (11,103)
     Capital expenditures for property and equipment                                  (840)                    (1,229)
                                                                                  --------                   --------
Net cash used in investing activities                                               (4,738)                    (6,872)
                                                                                  --------                   --------

Cash flows from financing activities:
     Treasury shares acquired                                                       (4,839)                        --
     Proceeds from exercise of stock options                                           328                        935
                                                                                  --------                   --------
Net cash provided by (used in) financing activities                                 (4,511)                       935
                                                                                  --------                   --------

Net decrease in cash and equivalents                                                (7,464)                   (11,876)
Cash and equivalents, beginning of period                                           13,889                     34,943
                                                                                  --------                   --------
Cash and equivalents, end of period                                               $  6,425                   $ 23,067
                                                                                  ========                   ========


See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at September 30, 1998 and the consolidated results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period balances to conform with the current period presentation.

INVESTMENTS

In accordance with SFAS 115, the Company has classified its investment portfolio as available-for-sale. Unrealized gains (losses) on available-for-sale securities are recorded as a separate component of stockholders' equity.

2.      INVENTORIES

Inventories are stated at the lower of cost, determined on a first in, first out
(FIFO) basis, or market value. Inventories consist of the following:


                                    September 30, 1998      December 31, 1997
                                    ------------------      -----------------
        Raw materials                    $2,505                  $2,817
        Work-in-process                   2,259                   1,842
        Finished goods                    1,325                   2,256
                                         ------                  ------

        Total                            $6,089                  $6,915
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

At September 30, 1998 and December 31, 1997 the Company had outstanding options to purchase 3,838,524 and 2,993,638 shares of common stock, respectively (with exercise prices ranging from $0.32 to $16.50) and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options and warrants could potentially dilute basic earnings per share in future periods.

4.      COMPREHENSIVE INCOME (LOSS)

In 1998 the company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of SFAS No. 130 had no effect on the Company's results of operations or financial position as reported elsewhere in the condensed consolidated financial statements. The following table sets forth the computation of comprehensive income:


                                              Three months ended September 30,              Nine months ended September 30,
                                                1998                   1997                   1998                   1997
                                              --------               --------               --------               --------
Net  loss                                     $(10,449)              $(48,581)              $(10,522)              $(47,327)

Other comprehensive income:
Unrealized gain (loss) on available for
sale securities                                 (1,415)                    --                     72                     --
Foreign currency translation                        32                     87                     35                     63
                                              --------               --------               --------               --------

Comprehensive loss                            $(11,832)              $(48,484)              $(10,415)              $(47,264)
                                              ========               ========               ========               ========


5.      RESTRUCTURING AND OTHER CHARGES

In 1998, concurrent with the acquisition of Navius, the Company recorded a restructuring charge of $223 primarily related to the cancellation of certain duplicative research contracts.

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

6.      STOCK REPURCHASE

In February, 1998, the Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to $5,000 worth of its common stock from time-to-time in the open market or private transactions. During the quarter ended September 30, 1998, the Company repurchased 360,000 shares of its Common Stock on the open market, bringing the total number of shares held in treasury to 860,000 at an aggregate cost of approximately $4,800. In September 1998, the Board of Directors expanded the existing stock repurchase program, such that the Company may, from time-to-time, purchase a total of up to 1.7 million shares of its common stock in open market or private transactions.

7.      BUSINESS ACQUISITION

On August 5, 1998, the Company acquired all of the outstanding capital stock of Navius Corporation (Navius) for approximately $19,500. The results of Navius' operations have been combined with those of the Company since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following:


Cash                                                                    $ 7,700
EndoSonics common stock                                                   9,500
Liabilities assumed (including termination benefits of $100)              1,700
Transaction costs                                                           600
                                                                        -------
                                                                        $19,500
                                                                        =======

A summary of the preliminary purchase price allocation is as follows:

Tangible assets acquired                         $ 2,300
In-process research and development               10,600
Developed technology                               6,300
Other Intangibles                                    300
                                                 -------
                                                 $19,500
                                                 =======


The purchased in-process research and development had not reached technological feasibility, had no probable alternative future uses, and was charged to operations upon acquisition. Acquired intangibles are being amortized over three to nine years.

Unaudited proforma combined results of operations for the nine month period ending September 30, 1998 and 1997 have been prepared as if the acquisition occurred at the beginning of each period.


                                                    Nine months ended September 30,
                                                  -------------------------------------
                                                     1998                        1997
                                                  ----------                   --------
        Total revenue                             $   32,099                   $ 24,974
                                                  ==========                   ========
        Net loss                                  $  (12,353)                  $(60,553)
                                                  ==========                   ========
        Basic net loss per share                  $    (0.70)                  $  (3.55)
                                                  ==========                   ========

In preparing the proforma data, adjustments have been made for the write-off of acquired in-process research and development, amortization of intangibles, and a reduction of interest income as a result of the use of cash to consummate the acquisition at the beginning of the period.

8.      STRATEGIC ALLIANCE

On August 31, 1998, the company entered into a strategic relationship with Fukuda Denshi Co., Ltd. ("Fukuda"), a Japanese medical products company, which includes an equity investment and research and development funding totaling $13 million in EndoSonics by Fukuda. Approximately, 65% of the $13 million represents an equity investment, and the balance will fund research and development programs over the next 24 months. In October, 1998, the Company received approximately $9,400 in cash and issued 965,730 shares of the Company's common stock at a price of $8.70 per share, related to this strategic alliance.

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


INTRODUCTION

Since its inception in 1984, EndoSonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. The Company markets and distributes its products in the United States, and Germany through a direct sales force, and to the rest of the world through relationships with strategic partners and certain other distributors.

The Company's business strategy includes acquiring related businesses, products or technologies. On August 5, 1998, the Company acquired Navius Corporation, a San Diego based, privately-held developer of angioplasty balloons, stents, intravascular radiation devices and other medical products. Navius' results of operations are combined with those of the Company since the date of the acquisition. The transaction was accounted for under the purchase method of accounting. The Company paid approximately $7.7 million in cash and issued 1,105,049 shares of the Company's common stock, valued at $9.5 million, for all the outstanding capital stock of Navius. In addition, the Company incurred a charge of approximately $10.6 million related to acquired in-process research and development.

In addition, in August, 1998, the Company entered into a strategic relationship with the Fukuda Denshi Co., Ltd. (Fukuda), a Japanese medical products company, which includes an equity investment and research and development funding totaling $13 million in EndoSonics by Fukuda. Approximately 65% of the $13 million represents an equity investment, the balance will fund research and development programs over the next 24 months. In October 1998, the Company issued 965,750 shares of the Company's common stock at a price of $8.70 per share, to Fukuda and received approximately $9.4 million in cash, related to the equity investment and the research and development funding.

The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could materially adversely affect the Company's business, financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development, and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

RESULTS OF OPERATIONS

THIRD QUARTER OF 1998 COMPARED TO THE SAME PERIOD IN 1997

Total Revenue. Total revenue increased 14% to $11.7 million for the third quarter of 1998, from $10.3 million in the third quarter of 1997. Revenues for the IVUS business increased by 29%, from $7.0 million to $9.0 million, primarily due to the growth in demand for IVUS catheter products coupled with the transition to a direct sales force. Revenues for the Cardiometrics business decreased by 18%, to $2.7 million from $3.3 million, primarily due to a decline in shipments of FloWire products.

In May 1998, EndoSonics concluded an agreement with Cordis (a Johnson & Johnson Company) on the terms under which Cordis' exclusive distribution rights for certain EndoSonics products in the United States, Europe, the Middle East and Africa will be terminated. Further revenue growth will be dependent, among other factors, on the ability of the Company to continue to successfully transition its selling efforts from a distribution relationship to direct sales and marketing in certain geographic areas, regulatory approval of certain new products, customer acceptance of new products, actions by the Company's competitors, and changes in the reimbursement rates for certain medical devices.

Cost of Sales. Cost of sales as a percentage of sales decreased to 42% for the third quarter of 1998, from 58% for the third quarter of 1997. Cost of sales as a percentage of product sales in 1998 decreased due in part to increased operating efficiency, coupled with higher average selling prices of IVUS products resulting from an improved geographical mix, sales of combination IVUS imaging and therapeutic catheters and the Company's decision to transition from a distribution relationship to a direct sales approach in certain geographic markets. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses decreased by $0.3 million from $2.0 million for the third quarter of 1997 to $1.7 million for the third quarter of 1998. As part of a strategic alliance with Fukuda, the Company recognized approximately $0.2 million in research and development funding, which offset certain third quarter expenditures. Also, in early 1998, the Company consolidated the research, development and clinical functions for EndoSonics and Cardiometrics. This consolidation resulted in the elimination of certain redundant expenses.

Marketing and Sales. Marketing and sales increased to $2.7 million in the third quarter of 1998 from $2.4 million in the third quarter of 1997. As a percentage of total revenue, marketing and sales has decreased to 23% in the third quarter of 1998 from 24% in the third quarter of 1997. The decrease is due to a 14% increase in sales, which is only partially offset by increased staffing and other costs related to the transition to a direct sales force in certain world markets.

General and Administrative. General and administrative expenses decreased by $
2.7 million dollars to $1.1 million dollars for the third quarter of 1998 compared to $3.8 million dollars for the third quarter of 1997. General and administrative expenses decreased to 9% of total revenue in the third quarter of 1998 as compared to 37% of total revenue in the third quarter of 1997. The improvement relates primarily to a reduction, from 1997, in legal charges pertaining to patent litigation and the presence of certain integration and other charges in the third quarter of 1997, associated with the acquisition of Cardiometrics and the distribution of CVD shares to employees of the Company. These expenses are not present in the third quarter of 1998. In addition the consolidation of the general and administrative functions for EndoSonics and Cardiometrics in early 1998, resulted in the elimination of certain redundant positions, facilities and other expenses.

Restructuring. Concurrent with the purchase of Navius Corporation in August 1998, the Company recorded restructuring charges of $0.2 million primarily related with the cancellation of certain duplicative research and development contracts. In 1997, the Company recorded a charge of $5.3 million related to corporate reorganization costs, including the costs related to the cancellation of certain distribution agreements.

Acquired In-process Research and Development Write-off In connection with the Company's acquisition of Navius Corporation, the Company engaged an independent appraiser to provide the Company with a recommendation of the value of the assets and technology acquired. Based on this estimate $10.6 million of the purchase price has been assigned to in-process research and development. Because the technological feasibility of the acquired in-process research and development has not been established and has no alternative future uses, it was expensed in the third quarter of 1998.

In the third quarter of 1997, based on the results of an independent appraisal, $43 million was charged to the Company's operations related to the in-process research and development acquired in the purchase of Cardiometrics.

Amortization of Intangibles. Amortization of intangibles increased to $0.4 million for the third quarter of 1998 from $0.2 for the same period in 1997. The increase relates to the intangible assets acquired in the purchase of Navius Corporation August, 1998. In 1997, amortization expense related to goodwill and intangibles acquired in the purchase of Cardiometrics. Goodwill and intangibles are being amortized over periods varying from three to nine years.

Equity in Net Loss of CardioVascular Dynamics, Inc. There was no equity in net loss of CardioVascular Dynamics, Inc. ("CVD") in the third quarter of 1998 as compared to $0.5 million (loss) in the third quarter of 1997. Since February 1998, the Company's ownership in CVD has been less than 20%. At September
30, 1997, the Company's ownership in CVD common stock was 24%. The Company accounts for its investment in CVD in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115).

Other Income. Other income was $0.3 million in the third quarter of 1998 as compared to $4.4 million in the third quarter of 1997. In 1997 the Company recognized a gain of $4.0 million related to gains realized on the disposition of CVD common shares. In addition, interest income decreased $0.1 million, primarily due to the use of cash in the acquisition of Navius.

Net loss. Net loss was $10.3 million or ($0.63) per share for the third quarter of 1998 as compared to a net loss of $48.6 million or ($3.14) per share in the third quarter of 1997.

FIRST NINE MONTHS OF 1998 COMPARED TO SAME PERIOD OF 1997

Total Revenue. Total revenue increased 30% to $30.8 million for the nine months ended September 30, 1998, from $23.7 million in the nine months ended September 30, 1997. Revenues for the IVUS business increased by 10%, to $22.5 million in the nine months ended September 30, 1998, from $20.4 million for the same period in 1997. The increase is primarily due to the growth in demand for IVUS catheter products coupled with the transition to a direct sales force. Cardiometrics revenues were included in the results of operations for the entire nine months ended September 30, 1998 as compared to only two of the nine months ended September 30, 1997. In May 1998, EndoSonics concluded an agreement with Cordis on the terms under which Cordis' exclusive distribution rights for certain EndoSonics products in the United States, Europe, the Middle East and Africa was terminated. Further revenue growth will be dependent, among other factors, on the ability of the Company to continue to successfully transition its selling efforts from a distribution relationship to direct sales and marketing in certain geographic areas, regulatory approval of certain new products. Customer acceptance of new products, actions by the Company's competitors, and changes in the reimbursement rates for certain medical devices.

Cost of Sales. Cost of sales as a percentage of sales decreased to 47% for the nine months ended September 30, 1998, from 56% for the nine months ended September 30, 1997. Cost of sales as a percentage of product sales in 1998 decreased due to the overall improvements in manufacturing efficiency, coupled with higher average selling prices of IVUS products resulting from an improved geographical mix, sales of combination IVUS imaging and therapeutic catheters, and the Company's decision to transition from a distribution relationship to a direct sales approach in certain geographic markets. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses increased by $1.4 million from $3.9 million for the nine months ended September 30, 1997 to $5.3 million for the nine months ended September 30, 1998, due primarily to on-going Cardiometrics clinical studies. These expenses were only included in the results of operations for two of the nine months ended September 30, 1997.

Marketing and Sales. Marketing and sales increased to $6.8 million in the nine months ended September 30, 1998 from $4.4 million dollars for the nine months ended September 30, 1997. As a percentage of total revenue, marketing and sales expense has increased to 22% in the nine months ended September 30, 1998 from 18% in the nine months ended September 30, 1997. The increase is due to increased staffing and marketing programs related to the transition to a direct sales force in certain world markets.

General and Administrative. General and administrative expenses decreased by $1.8 million to $3.7 million for the nine months ended September 30, 1998 compared to $5.5 million for the nine months ended September 30, 1997. General and administrative expenses decreased to 12% of sales for the nine months ended September 30, 1998 from 23% of sales for the nine months ended September 30, 1997. The improvement relates primarily to the presence of certain integration and other charges in the third quarter of 1997, associated with the acquisition of Cardiometrics and the distribution of CVD shares to employees of the Company. These expenses are not present in 1998.

Amortization of Intangibles. Amortization of intangibles increased to $0.9 million for the nine months ended September 30, 1998 from $0.2 for the same period in 1997. Due to the timing of the Cardiometrics acquisition only two months of amortization expense were included in operating results for the nine months ended September 30, 1997. In addition a portion of the increase relates to amortization on the intangible assets acquired in the purchase of Navius Corporation in August, 1998. Goodwill and intangibles are being amortized over periods varying from three to nine years.

Restructuring Concurrent with the purchase of Navius Corporation in August 1998, the Company recorded restructuring charges of $0.2 million primarily related with the cancellation of certain research and development contracts. In 1997, the Company recorded a charge of $5.3 million related corporate reorganization costs, including the costs related to the cancellation of certain distribution agreements.

Acquired In-process Research and Development Write-off In connection with the Company's acquisition of Navius Corporation, the Company engaged an independent appraiser to provide the Company with a recommendation of the value of the assets and technology acquired. Based on this estimate, $10.6 million of the purchase price has been assigned to in-process research and development. Because the technological feasibility of the acquired in-process research and development has not been established and has no alternative future uses, it was expensed in the third quarter of 1998.

In the third quarter of 1997, based on the results of an independent appraisal, $43 million was charged to the Company's operations related to the in-process research and development acquired in the purchase of Cardiometrics.

Equity in Net Loss of CardioVascular Dynamics, Inc. Equity in the net loss of CardioVascular Dynamics, Inc. for the nine months ended September 30, 1998 was $0.2 million as compared to $1.0 million for nine months ended September 30, 1997. Since February 1998, the Company's ownership in CVD has been less than 20%. During the nine months ended September 30, 1997, the Company's ownership in CVD common stock ranged from 44% to 24%. The Company accounts for its investment in CVD in accordance with the provisions of SFAS No. 115.

Other Income. Other income was $1.6 million for the nine months ended September 30,1998 as compared to $5.4 million for the same period in 1997. The Company recognized a gain of $0.7 million and $4.0 million for the nine months ended September 30, 1998 and 1997 respectively, related to the disposition of CardioVascular Dynamics common stock. In addition, interest income has decreased in 1998 as compared to 1997 due to the reduction in the Company's cash, cash equivalents, and short-term investment balances during the nine month period ended September 30, 1998, as compared to the same period in 1997.

Net Loss. Net loss was $10.3 million, or ($0.62) per share, for the nine months ended September 30, 1998 as compared to a net loss of $47.3 million, or $(3.34) per share, for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, the Company had cash and cash equivalents of $6.4 million, short-term investments of $10.4 million and no borrowings or credit facilities. Net cash provided by (used in) operations was $1.8 million in the nine months ended September 30, 1998 as compared to $(5.9) million in the nine months ended September 30, 1997. The increase is due primarily to increased accounts receivable collections and a reduction in other operating assets. In October, 1998, the Company received equity and research and development funding totaling approximately $9.4 million from Fukuda. The Company believes that with this cash infusion, its existing cash, cash equivalents, and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements through 1999. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to operations, including, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Should any of these disruptions occur, the financial impact on the Company is unknown.

The Company has completed an assessment and will have to modify or replace certain portions of its existing software in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. However, independent of the Year 2000 Issue, the Company has plans to replace the majority of its existing computer programs with an integrated, enterprise-wide software platform. The Company has identified a software program which meets the Company's operational needs and is also Year 2000 compliant. The Company believes that the new software can be installed and tested with regards to the Year 2000 Issue by September, 1999. It is expected that the cost of the new software, installation, and testing will be between $0.5 million and $1.0 million, the majority of which would be capitalized. In the event that the new software does not function properly with regard to the Year 2000, and an adequate solution is not readily available, the Company's believes that it can make the necessary modifications, (consisting primarily of software version upgrades), to its current computer programs in order to make them Year 2000 compliant.

It is anticipated that the Year 2000 project will be completed not later than September, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with the planned software conversion or with modifications to the existing software, the Year 2000 Issue will not pose a significant operational problem. However, if such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which assume certain future events, including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the effectiveness of the new software and, if necessary, the upgrades received from the Company's software vendors at addressing the Year 2000 Issue and similar uncertainties.

Part II.

                                OTHER INFORMATION

ITEM 1.   Not applicable.

ITEM 2.   Changes in Securities.

          (a) The Company entered into a Preferred Shares Rights Agreement, dated as of October 20, 1998, with ChaseMellon Shareholder Services, L.L.C.

          (b)  Not applicable.

          (c) On October 7, 1998, the Company sold 965,730 shares of Common Stock to Fukuda Denshi Co. Ltd., a Japanese corporation, for an aggregate offering price of $8.4 million. There were no underwriters for the transaction, there were no underwriting discounts or commissions, and the shares were not offered to any other person. The securities were sold to a single purchaser in a transaction not involving any public offering and exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

          (d)  Not applicable.

ITEMS 3 through 5.  Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits:

          Exhibit 4.1 Preferred Shares Rights Agreement, dated as of October 20, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C.

          Exhibit 10.1* Distribution Agreement dated August 31, 1998, between the Company and Fukuda Denshi Co., Ltd.

          Exhibit 10.2      Amendment to Distribution Agreement (June 28,
                            1997) dated August 31, 1998, among the Company, Navius Corporation and Fukuda Denshi Co., Ltd.

          Exhibit 10.3      Research and Development Agreement dated August
                            31, 1998, between the Company and Fukuda Denshi Co., Ltd.

          Exhibit 10.4      Common Stock Purchase Agreement dated October
                            7, 1998, between the Company and Fukuda Denshi Co., Ltd.

          Exhibit 10.5 Investors' Rights Agreement dated September 21, 1998, between the Company and Fukuda Denshi Co., Ltd.

          Exhibit 27        Financial Data Schedule

(b) On August 20, 1998, the Company filed a report on Form 8-K, as amended on October 19, 1998 on Form 8-K/A, for an Item 2 event regarding its acquisition of Navius Corporation, pursuant to the Agreement and Plan of Reorganization.

- - - - - - - - - - - - - - -

* Confidential Treatment Requested

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          ENDOSONICS CORPORATION




                                                        /s/ REINHARD J. WARNKING
                                                        ------------------------
                                                            Reinhard J. Warnking
                                                                   President and
                                                         Chief Executive Officer

                                                         Date: November 16, 1998




                                                          /s/ RICHARD L. FISCHER
                                                          ----------------------
                                                              Richard L. Fischer
                                                     Vice President, Finance and
                                                         Chief Financial Officer

                                                         Date: November 16, 1998




                                                            /s/ KATHLEEN E. REDD
                                                            --------------------
                                                                Kathleen E. Redd
                                                        Corporate Controller and
                                                    Principal Accounting Officer

                                                         Date: November 16, 1998

                                 EXHIBIT INDEX



            Exhibit
             Number                     Description
            -------                     -----------
          Exhibit 4.1       Preferred Shares Rights Agreement, dated as of
                            October 20, 1998, between the Company and
                            ChaseMellon Shareholder Services, L.L.C.

          Exhibit 10.1* Distribution Agreement dated August 31, 1998, between the Company and Fukuda Denshi Co., Ltd.

          Exhibit 10.2      Amendment to Distribution Agreement (June 28,
                            1997) dated August 31, 1998, among the Company,
                            Navius Corporation and Fukuda Denshi Co., Ltd.

          Exhibit 10.3      Research and Development Agreement dated August
                            31, 1998, between the Company and Fukuda Denshi Co.,
                            Ltd.

          Exhibit 10.4      Common Stock Purchase Agreement dated October
                            7, 1998, between the Company and Fukuda Denshi Co.,
                            Ltd.

          Exhibit 10.5      Investors' Rights Agreement dated September 21,
                            1998, between the Company and Fukuda Denshi Co.,
                            Ltd.

          Exhibit 27        Financial Data Schedule


- - - - - - - - - - - - - - -

* Confidential Treatment Requested