Form 10-K405
period 1998-12-31
ENDOSONICS CORP
filed 1999-03-31
CIK 883420

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

                         COMMISSION FILE NUMBER: 0-19880

                             ENDOSONICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                    (I.R.S. EMPLOYER IDENTIFICATION NO.)
  (STATE OF INCORPORATION)                        68-0028500

               2870 KILGORE ROAD, RANCHO CORDOVA, CALIFORNIA 95670
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916) 638-8008


SECURITIES REGISTERED PURSUANT                       NAME OF EACH EXCHANGE ON
 TO SECTION 12(b) OF THE ACT:                            WHICH REGISTERED
   TITLE OF EACH CLASS
           NONE                                              NONE

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

   Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 29, 1999, was approximately $116,555,926 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   On March 29, 1999, approximately 17,760,903 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

   Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on or about June 10, 1999 are incorporated by reference into Part III.

================================================================================

                                     PART I

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

ITEM 1.  BUSINESS

   EndoSonics Corporation ("EndoSonics" or the "Company") develops, manufactures and markets intravascular ultrasound ("IVUS") imaging systems and percutaneous transluminal coronary angioplasty ("balloon angioplasty") catheters to assist in the diagnosis and treatment of cardiovascular and peripheral vascular disease. The Company's IVUS imaging products enhance the effectiveness of the diagnosis and treatment of coronary artery and other vascular diseases by providing important diagnostic information not available from conventional x-ray angiography. This information includes the location, amount and composition of atherosclerotic plaque and enables physicians to identify lesion characteristics, select an optimum course of treatment, position therapeutic devices, treat disease sites with drugs or other therapies and promptly assess the results of treatment. In 1993, the Company commenced the Pinnacle Development Project to further enhance the image quality of its IVUS imaging products. This project resulted in the Five-64 catheter line and an enhancement to the Company's Oracle Imaging System. The Company has received United States Food and Drug Administration ("FDA") clearance for its Five-64 diagnostic catheters, which were commercially available in the first quarter of 1996. The Company believes that it offers the only FDA-approved combined coronary balloon angioplasty/IVUS imaging catheters; devices that can reduce the time and cost of interventional procedures by providing both diagnostic and therapeutic functions on the same catheter.

   The Company's IVUS products are based on two core proprietary technologies: digital, all-electronic IVUS imaging and specialized balloon catheter material technology. The Company's IVUS imaging system and catheters use high-speed, computer-based electronics and proprietary integrated circuit technologies to produce ultrasound images. The combination of these technologies and the Company's manufacturing expertise enables its catheters to provide high-quality ultrasound images while maintaining the small size, flexibility and trackability necessary to access, diagnose and treat a wide range of coronary and peripheral vessels. See "Risk Factors".

   Cardiometrics, Inc., ("Cardiometrics"), acquired by the Company in 1997, develops, manufactures and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' principal products, the FloWire(R)Doppler guide wire and FloMap(R) ultrasound instrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory. Clinical experience demonstrates that the measurement of blood flow impairment downstream from (or distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire/FloMap system has received clearance from the U.S. Food and Drug Administration and many corresponding European and Pacific Rim regulatory agencies. As of December 31, 1998, more than 98,000 FloWire guide wires have been sold and cumulative FloMap shipments were approximately 669. Cardiometrics has also developed the WaveWire(TM)/WaveMap(TM) intracoronary blood pressure measurement system, which was first used in a clinical case in Europe in December 1996. Cardiometrics received a 510(k) approval in August 1997 for the WaveWire(TM)/WaveMap(TM) system, and commenced shipments to United States customers in 1998.

BUSINESS ACQUISITION

     On August 5, 1998, the Company acquired all of the outstanding shares of Navius Corporation ("Navius") for approximately $9.5 million in Common Stock of the Company, $7.7 million in cash and $2.3 million in other costs. The financial results of Navius' operations have been combined with those of the Company since the date of acquisition. Navius is a developer of balloon angioplasty catheters, stents, and intravascular radiation catheters.

The Company believes that the acquisition of Navius provides the company with basic technology for further development of its combination imaging and therapeutic products. The acquisition was accounted for using the purchase method of accounting.

PRODUCTS

   EndoSonics develops and markets IVUS imaging systems and catheters, balloon angioplasty catheters, combination balloon angioplasty/IVUS imaging catheters and coronary functional assessment products.

   IVUS IMAGING PRODUCTS

   The Company's IVUS imaging products capture imaging data in a digital format, providing a platform for further enhancements of image quality and increased design flexibility in the development of new application catheters such as the Company's Five-64 catheter line. Advanced features include the following:
In-Vision(TM), an enhanced Windows-like user interface, ChromaFLO(TM) imaging technology, which provides images of blood flow and In-Line Digital(TM) option, which offers a three-dimensional reconstruction of a specific region of interest in the artery. The Company believes that the In-Vision(TM) option, ChromaFLO(TM) imaging and In-Line Digital(TM) enables easier image interpretation for purposes such as lesion differentiation and characterization. The Company introduced the Oracle MegaSonics imaging catheters in 1998 which utilizes combination diagnostics (ultrasound imaging) and therapeutics (angioplasty balloon) in a single device.

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

   FUNCTIONAL ASSESSMENT AND BALLOON ANGIOPLASTY PRODUCTS

   The products produced by Cardiometrics include intravascular guidewires to measure blood flow and blood pressure in diseased coronary arteries. These products include the FloWire(TM) and WaveWire(TM), and the corresponding instrumentation, FloMap(TM) and WaveMap(TM). These products enable the cardiologist to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory. The Company believes that the use of these products can contribute to reduced procedural costs and better patient outcomes, particularly when stenting is avoided.

   Navius develops and manufactures balloon angioplasty catheters in its San Diego facility. These products are currently sold in Europe and Japan. The market for these catheters is very competitive in regard to price and product performance. Fukuda, the Company's exclusive distributor in Japan for Navius balloon catheters, has submitted the latest generation of Navius' balloon catheters for regulatory approval in Japan

   The following table lists the Company's key IVUS systems and imaging catheters, balloon catheters, and functional assessment instruments and guidewire products.

                                  U.S. REGULATORY      FIRST COMMERCIAL
     PRODUCT                      STATUS                     SALE
     -------                      ------                     ----
     Visions Five 64 F/X          510(k) Cleared           Q1 1996
     Visions 0.018 PV             510(k) Cleared           Q2 1998
     Visions 8.2F PV (AAA)        510(k) Cleared           Q3 1998
     Oracle System                510(k) Cleared           Q4 1995
     Oracle InVision System       510(k) Cleared           Q2 1996
     InLineDigital                510(k) Cleared           Q2 1997
     ChromaFlo                    510(k) Cleared           Q4 1996
     Pull Back Device (PBD-1)     510(k) Cleared           Q4 1996
     Oracle MegaSonics OTW        PMA Supplement           Q1 1999
                                  APPROVED
     Oracle MegaSonics F/X        NON USA Product          Q4 1998

     Balance Balloon              MOHW Approved            Q4 1997
     Catheter                     (Japan)
     Cardiometrics FloMap         510(k) Cleared             1994
     Cardiometrics FloWire        510(k) Cleared             1994
     Cardiometrics WaveMap        510(k) Cleared           Q1 1998
     Cardiometrics WaveWire,      510(k) Cleared           Q1 1998

PRODUCT DEVELOPMENT

   The Company has conducted developmental programs to refine its proprietary integrated circuit and transducer technology towards smaller and more advanced integrated circuits and transducers in order to enhance image quality. The Company is continuing to develop combination diagnostic/therapeutic catheters as well as multiple therapeutic catheters such as balloon angioplasty catheters and IVUS/radiation delivery catheters. The Company is developing core technology for imaging other bodily organs. In addition, the Company is continuing to develop advanced functional assessment guidewire products.

   Substantially all of the Company's product development activities are performed by the Company's team of research scientists, engineers, technicians and consultants, who have extensive experience in ultrasound signal processing, semiconductor design, acoustics and catheter development. The Company's research, development and clinical expenditures approximated $5.7 million, $6.3 million and $7.0 million in 1996, 1997, and 1998 respectively, excluding acquired in-process research and development. The Company intends to continue to make significant investments in research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Risk Factors Dependence on New Products; Rapid Technological Change."

MANUFACTURING

   The Company fabricates certain proprietary components, then assembles, inspects, tests and packages all components into finished products. By designing and assembling its systems and catheter products, the Company believes it is better able to control quality and costs, limit third-party access to its proprietary technology, and manage manufacturing process enhancements and new product introductions. In addition, the Company purchases many standard and custom built components from independent suppliers, and contracts with third-parties for certain specialized electronic component manufacturing processes. Most of these purchased components and processes are available from more than one vendor. However, the manufacturing of the imaging integrated circuit microchips and pressure microchips is currently performed by a single vendor. Any supply interruptions from these single source vendors would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply could be identified and qualified and, as a result, could have an adverse effect on the Company's business, financial condition and results of operations. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Future Operating Results - Suppliers."

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

   The Company's success will depend in part on its ability to manufacture its products in compliance with Good Manufacturing Practices, "GMP" regulations, ISO 9000 and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In addition, the Company continues to automate manufacturing processes for its imaging catheter line in Rancho Cordova, California. Manufacturers often encounter difficulties in scaling up production of new products and integrating automation equipment, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to fully integrate automation into the manufacturing process for the imaging catheter line in a timely manner, or to timely increase production volumes of the imaging catheter line, would materially adversely affect the Company's business, financial condition and results of operations. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with GMP, ISO 9000 and other regulatory requirements could have a material adverse effect on the Company's sales and the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Risk Factors - Limited Manufacturing Experience."

BACKLOG

   The Company had a backlog of customer purchase orders for products representing approximately $0.6 million as of December 31, 1997. However, the Company did not have any backlog of customer purchase orders for products as of December 31, 1998.

MARKETING AND SALES

   The Company's products are sold in the United States, Canada and other international markets, principally Europe and Japan. The Company sells its products through a direct sales force in the United States and Germany, and through distributors in other geographic markets. In several countries, where products are sold through distributors, the Company employs clinical and marketing representatives.

   In February 1996, EndoSonics and Cordis entered into an agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East (the "Exclusive Distribution Agreement"). The Exclusive Distribution Agreement superseded and replaced a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Nederland B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis was obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. The Exclusive Distribution Agreement was terminated in April 1998 and replaced with a Transition Agreement which provides for Cordis to retain limited distribution rights through March, 1999.

   In March 1997, the Company and Johnson & Johnson Medical KK ("JJMKK"), a subsidiary of Johnson and Johnson, entered into a distribution agreement whereby JJMKK was granted exclusive right to distribute EndoSonics IVUS imaging products for coronary applications in Japan. The agreement contained similar terms as the Exclusive Distribution Agreement between Cordis and EndoSonics. The agreement was amended in December 1998 to extend the agreement through December 1999.

   In April 1997, the Company and Johnson and Johnson, Professional Group-Latin America ("J & J Medical-LA"), a subsidiary of Johnson and Johnson, entered into a distribution agreement whereby J & J Medical-LA was granted exclusive rights to distribute EndoSonics IVUS imaging products for coronary applications in certain countries of Latin America. The agreement contained similar terms as the Exclusive Distribution Agreement between Cordis and EndoSonics. The agreement was amended in December 1998 to extend the agreement through December 2000.

   In July, 1998, the Company announced that it has agreed in principal to enter into a strategic relationship with Fukuda Denshi Co., Ltd. ("Fukuda"), which includes an equity investment and research and development funding totaling $13 million in EndoSonics by Fukuda. Approximately $8.4 million of Fukuda's investment was for the purchase of newly issued EndoSonics common stock. The remaining $4.6 million of the investment will fund certain research and development/technical assistance programs for products intended for the Japanese market which will be distributed by Fukuda. The funding will occur over a two-year period commencing in August, 1998.

   In December 1998, the Company and JOMED N.V., ("JOMED") entered into an agreement for exclusive distribution of certain EndoSonics products into specified European and Middle Eastern countries. Also in December, EndoSonics and JOMED entered into an IVUS guided stent delivery system agreement which calls for the development of a JOMED balloon and stent incorporated into a modular EndoSonics IVUS catheter. Under the agreement, EndoSonics will supply subassemblies to JOMED who will complete the manufacturing process and distribute the resulting product in the territory which is defined as certain European and Middle Eastern countries. In certain countries within the territory, EndoSonics may distribute exclusively or jointly with JOMED.

   In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. The loss of one or more of these distributors could materially affect the ability of the Company to distribute its products which could materially adversely affect the Company's business, financial condition and results of operations.

   In 1996, 1997 and 1998, total export sales were $16.9 million, $21.9 million and $32.2 million respectively, or approximately 72%, 66% and 75% respectively, of total product sales. In 1996, 1997 and 1998, sales to Europe accounted for $9.8 million, $11.5 million and $10.6 million respectively, and sales to Asia represented $6.7 million, $9.3 million, and $20.3 million respectively. A significant portion of the Company's revenues, therefore, will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

STRATEGIC RELATIONSHIPS

   The Company entered into a license agreement with Radiance (Radiance Medical Systems, Inc., "Radiance", formerly Cardiovascular Dynamics, Inc.) dated December 22, 1995 (the "Radiance Agreement"), pursuant to which Radiance granted to EndoSonics a non-exclusive, royalty-free right to Radiance's FOCAL technology for the development and sale of a combined FOCAL/Ultrasound product. In exchange, Radiance received a non-exclusive, royalty-free right to submit PMA supplemental applications utilizing an EndoSonics PMA as a reference and to manufacture and distribute Radiance products as a supplement to the EndoSonics PMA. The Radiance Agreement may be terminated in the event of breach upon 60 days notice by the non-breaching party, subject to the breaching party's right to cure. In the event of termination, Radiance would be prohibited from submitting new PMA supplements referencing the EndoSonics PMA and would be required to seek independent FDA approval for such products, which would have a material adverse effect on the Radiance's business, financial condition and results of operations.

   The Company entered into a separate license agreement with Radiance on February 6, 1996, pursuant to which EndoSonics granted to Radiance a non-exclusive, royalty-free right and license to use and reference the EndoSonics PMA to enable Radiance to file for and obtain PMA approval for coronary balloon dilatation catheters from the FDA. The remaining terms of the February 6, 1996 agreement are substantially identical to the terms of the Radiance Agreement described above.

   On August 31, 1998, the Company entered into a strategic relationship with the Fukuda Denshi Company, Ltd. ("Fukuda"), a Japanese medical products company, which includes an equity investment and research and development and technical guidance funding totaling $13 million in EndoSonics by Fukuda. Approximately $8.4 million of the $13 million represents an equity investment. The remaining $4.6 million will fund research and development programs over the next 24 months. In October, 1998, the Company received approximately $8.4 million in cash and issued 965,730 shares of the Company's common stock, at a price of $8.70 per share, related to this strategic relationship with Fukuda.

   In December 1998, the Company and JOMED entered into an agreement for exclusive distribution of certain EndoSonics products into specified European and Middle Eastern countries. Also in December, EndoSonics and JOMED entered into an IVUS guided stent delivery system agreement which calls for the development of a JOMED balloon and stent incorporated into a modular EndoSonics IVUS catheter. Under the agreement, EndoSonics will supply subassemblies to JOMED who will complete the manufacturing process and distribute the resulting product in the territory which is defined as certain European and Middle Eastern countries. In certain countries within the territory, EndoSonics may distribute exclusively or jointly with JOMED.

COMPETITION

   The Company believes that the primary competitive factors in the market for IVUS imaging devices are: image quality, catheter size, flexibility and trackability, ease of use, reliability and price. In addition, a company's distribution capability and the time in which products can be developed and receive regulatory approval are important competitive factors. Certain of the Company's competitors have developed IVUS imaging products with high quality images. Therefore, the Company believes that its competitive position is dependent upon its ability to establish its reputation as a producer of high quality imaging products. The Company's IVUS catheters compete with mechanical ultrasound devices manufactured by Cardiovascular Imaging Systems, a subsidiary of Boston Scientific Corporation ("CVIS"). CVIS is significantly larger than the Company, and has significantly greater financial, marketing and technical resources available. Although the Company believes that CVIS is not currently marketing or clinically testing combined coronary balloon angioplasty/IVUS imaging catheters, there can be no assurance that CVIS will not attempt to develop and market catheters in the future that would compete with the Company's combination products. Moreover, companies currently engaged in the manufacture and marketing of non-imaging balloon angioplasty catheters could attempt to expand their product lines to include combination balloon angioplasty/IVUS imaging products. Other companies could also attempt to enter the market with competitive devices. Many of the Company's competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources.

   Competition in the market for devices used in the treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. The interventional cardiology market is characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's non-imaging catheters and combination balloon angioplasty/IVUS imaging catheters compete with non-imaging balloon angioplasty catheters marketed by a number of manufacturers, including ACS, a subsidiary of Guidant Corporation, SciMed Life Systems, Inc., a subsidiary of Boston Scientific Corporation ("SciMed"), Cordis and Medtronic. Such companies have established market positions, substantial resources, and significantly larger sales and marketing organizations. In addition, the Company faces competition from manufacturers of atherectomy devices, vascular stents and pharmaceutical products intended to treat cardiovascular disease.

THIRD-PARTY REIMBURSEMENT

   In the United States, the Company's products are purchased primarily by medical institutions, that then bill various third-party payors, (such as Medicare, Medicaid, and other government programs) and private insurance plans (such as Blue Cross/Blue Shield, United Healthcare), for the health care services provided to patients. U.S. Medical institutions are reimbursed for the care of Medicare hospital patients based on a predetermined lump sum amount for one of over 500 diagnostic related group, or DRGs (such as DRG 112 Percutaneous Cardiovascular Procedures), regardless of the costs involved. The amount of money paid for a specific DRG is determined by the average resource consumption needed to treat a specific disease, including the nursing time, operating room time and supplies. Reimbursement for Medicare patients for the equipment and hospital expense of an angioplasty procedure is usually covered under a specific DRG. However, since the amount of reimbursement is fixed and the amount of potential profit for the medical institution relating to the procedure may be reduced to the extent the physician performs additional procedures such as IVUS imaging, pressure measurement or uses a more expensive product that combines ultrasound imaging with therapeutic capabilities.

   Private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment also usually at a fixed rate base. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific type or number of devices used in a procedure. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

   Physicians in the United States are reimbursed for performing medical procedures based on Current Procedural Terminology, "CPT" codes. Each type of procedure reimburses the physician a specific amount based on the amount of resource costs needed to provide the services. Included in the cost of providing each service are the physician work, practice expense and malpractice insurance. Payments are also adjusted for geographic differences. CPT codes are now available for all EndoSonics technology. CPT codes have been available since 1997 to reimburse physicians to perform ultrasound procedures and interpret the results when imaging is performed in conjunction with a therapeutic intervention. In January 1999 CPT codes were established to reimburse physician for performing physiological assessment including Doppler Flow and Pressure Measurement. These physician reimbursements are paid directly to the physician and are not intended to cover the costs of the supplies to perform the procedures. Physicians in the United States receive approximately $160 for physiological testing, $190 for IVUS and $1,232 for MegaSonics balloon and IVUS combination device for two vessel evaluation an/or treatment in a patient. Physicians are responsible for determining that the clinical benefits of intravascular ultrasound imaging justify the additional costs for the medical institutions.

   On April 1, 1996, the Japanese Ministry of Health approved reimbursement for IVUS-based procedures. The reimbursements cover both the cost of the physician and the cost of the devices and are approximately $2,000.

   The market for the Company's products could be adversely affected by changes in governmental and private third-party payors' policies. Capital costs for medical equipment purchased by hospitals in the United States are currently reimbursed separately from DRG payments. Medical institutions are reimbursed for a portion of the total capital equipment required to provide treatment.

   Although the Company believes that less invasive procedures generally provide less costly overall therapies as compared to alternative surgical procedures, there can be no assurance that reimbursement for procedures using the Company's products will be available or, if currently available, will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Risk Factors - Limitations on Third-Party Reimbursement."

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

   If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require that the manufacturer submit a pre-market approval ("PMA") application that must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and frequently requires submission of clinical data. It is expected that certain of the Company's combination products under development, such as an imaging-radiation catheter, will be subject to this PMA process. There can be no assurance that PMA approval for any future product or modification of an existing product will be granted or that the process will not be unduly lengthy. Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory approval of the Company's products. Delays in receipt of approvals, failure to receive approvals or the loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company is also required to register as a medical device manufacturer with the FDA and certain state agencies, such as the Food and Drug Branch of the California Department of Health Services ("CDHS"). As such, the Company is inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's Good Manufacturing Practices ("GMP") regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. Specifically, the Company's FOCAL balloon catheters are approved in certain European countries, where the Company believes these catheters are being used principally for deployment of coronary stents and balloon angioplasty. In October 1995, EndoSonics received FDA approval to market Radiance's line of FACT catheters, which utilize the FOCAL technology, for coronary balloon angioplasty. These catheters may not be marketed by the Company in the United States for stent deployment without further FDA approval. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees.

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

   The Company has received ISO 9001 certification of its Quality System as well as CE Mark certifications for most of its products. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products obtain the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. All medical devices placed on the market within the European Union are required to bear the CE Mark. ISO 9000 certification is one of the CE Mark certification requirements. Failure to receive the right to affix the CE Mark for any product will prohibit the Company from selling that product in member countries in the European Union. In Europe, the Company has obtained ISO 9001 certification for operations at the EndoSonics Europe, B.V. office. There can be no assurance that the Company will be successful in meeting ongoing certification requirements.

PATENTS AND PROPRIETARY INFORMATION

   The Company's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company holds 47 U.S. and 24 foreign issued patents; 38 are EndoSonics, 3 are Du-MED, and 30 are Cardiometrics. The Company has other U.S. and foreign patent applications pending covering various aspects of its technology. One issued U.S. patent covers IVUS imaging catheters, including IVUS balloon catheters, in which multiple transducer elements are electronically controlled by integrated circuits or other means mounted near the transducer elements in the catheter. This patent expires in April 2007. Two patents cover aspects of catheter design technology used by the Company in its catheters. A fourth patent covers improvements to the IVUS imaging system which enables it to obtain images closer to the transducer surface. A fifth patent covers modifications to the catheter tip transducer technology. A sixth patent covers a method and apparatus for imaging blood flow using an ultrasound catheter. Additional U.S. and foreign patent applications have been filed. No assurance can be given that pending patent applications will be approved, or that any issued patents will provide competitive advantages for the Company's products, or that they will not be challenged or circumvented by competitors.

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

EMPLOYEES

   As of December 31, 1998, the Company had 350 employees, including 220 in manufacturing, 65 in research, development and regulatory affairs, 42 in sales and marketing, and 23 in administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

ITEM 2.  PROPERTIES

   Currently, the Company leases approximately 59,000 square feet in Rancho Cordova, California, which is leased through the year 2006. The Company also leases approximately 4,100 square feet in The Netherlands for its European operations, which lease expires at the end of the year 2001. In connection with the acquisition of Navius, the Company obtained 11,000 square feet in San Diego, California, which is leased through August 31, 2000. In March 1998, the Company closed its Mountain View, California facility and consolidated the manufacturing operations conducted there into its Rancho Cordova facility. In February 1999, the Company executed a lease for approximately 44,000 square feet in San Diego, California which is leased through March 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

   In October 1998, the Company entered into a five-year litigation standstill agreement with Intravascular Research Limited with respect to certain intellectual property claims. The agreement includes the dismissal without prejudice of a pending Delaware lawsuit involving patent infringement claims. The agreement does not toll any potential patent infringement damages which may be accruing.

   The Company is subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                             EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company, their ages as of March 29, 1999, and their positions are as follows:

                         NAME                AGE                POSITION
                         ----                ---                --------
                  Roger H. Salquist           57   Chairman of the Board
                  Reinhard J. Warnking        50   President, Chief Executive
                                                   Officer and Director
                  Dr. Hans P. de Weerd        51   Senior Vice President, European
                                                   Operations
                  Michael J. Eberle           42   Senior Vice President and General
                                                   Manager, SmartWire Division
                  Richard L. Fischer          57   Vice President, Finance and Chief
                                                   Financial Officer
                  Joerg Schulze-Clewing       41   Vice President and General
                                                   Manager, Imaging Division
                                                   Vice President and General
                  Clifford R. Varney          48   Manager Image Guided Therapy
                                                   Division

                  Oti M. Wooster              47   Vice President, Human Resources
                                                   and Administration

BACKGROUND

   The principal occupations of each executive officer and key employee of the Company for at least the last five years are as follows:

   Roger H. Salquist. Mr. Salquist was appointed Chairman of the Board in November of 1996. Since March 1997, Mr. Salquist has been a partner in Bay City Capital, a life sciences merchant banking firm. Mr. Salquist served as Chairman and Chief Executive Officer of Calgene, Inc., a Davis, California-based agribusiness biotechnology company, from 1984 through August 1996. He also served on the Board of Directors of Collagen Corporation from 1988 through October 1997. Mr. Salquist serves on the Advisory Council of the Stanford University Graduate School of Business and is a member of the Board of Trustees of the University of San Francisco.

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

   Dr. Hans P. de Weerd. Dr. de Weerd became Senior Vice President and Managing Director of European Operations effective September 1994. From June 1993 to August 1994, he was the Managing Director of Du-MED BV, a Dutch company which the Company acquired. Prior to joining Du-MED, he was the Managing Director of EME GmbH, a transcranial Doppler ultrasound company which he acquired for Nicolet Instrument Corporation in July 1992. From April 1983 until July 1992, Dr. De Weerd was with Nicolet Instrument Corporation, a division of Thermo Electron Corporation, in a variety of research and development, new business and general management positions.

   Michael J. Eberle. Mr. Eberle joined the Company as Director of Engineering in January 1985. In December 1985, he became a Vice President and Director of Research, with primary responsibility for the development of the Company's products. In 1992, Mr. Eberle became Senior Vice President, Engineering and Chief Technical Officer. In 1998, Mr. Eberle became Senior Vice President and General Manager of the Smart Wire Division. Prior to joining EndoSonics, Mr. Eberle served as an independent consultant, Manager of Electronic Research and Development at Second Foundation, an ultrasound imaging company, and as a scientist at GEC Hirst Research Center in the United Kingdom.

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

   Joerg Schulze-Clewing. Mr. Schulze-Clewing joined the Company in February 1997 as Vice President and Chief Technical Officer of MicroSound Corporation a former subsidiary of EndoSonics Corporation. In September 1998, MicroSound was merged with and into EndoSonics. Mr. Schulze-Clewing was promoted to the Vice President and General Manager of EndoSonics' Imaging Division in July, 1998. Before joining EndoSonics in 1997, he was an independent consultant.

   Clifford R. Varney. Mr. Varney became Vice President of Catheter Development and Manufacturing in March 1994 and was promoted in 1998 to Vice President and General Manager, Image Guided Therapy Division. He joined the Company in October 1990 as Director of Catheter Manufacturing. From September 1984 to October 1990, prior to joining the Company, Mr. Varney was the Vice President, Manufacturing of BSW Technologies, a private automated equipment manufacturing and consulting company.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ESON" since the Company's initial public offering in March 1992. The following table sets forth the high and low close of market sales prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.


                                    HIGH               LOW
                                    ----               ---
          1998
          First Quarter           $  10.38          $   8.06
          Second Quarter              5.00              9.25
          Third Quarter               9.38              4.50
          Fourth Quarter              9.94              4.25

          1997
          First Quarter           $  15.38          $   9.25
          Second Quarter             12.25              8.00
          Third Quarter              15.88             10.50
          Fourth Quarter             15.13              8.50

   On March 29, 1999, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $6.5625 per share. As of March 29, 1999, there were approximately 213 holders of record of the Company's Common Stock.

DIVIDEND POLICY

   The Company declared a dividend for all stockholders of record on September 5, 1997 of .04 shares of Radiance Medical Systems, Inc. (NASDAQ: RADX) Common Stock for each outstanding EndoSonics share. The dividend was distributed on September 26, 1997. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                     1994             1995             1996             1997             1998
                                                   --------         --------         --------         --------         --------
                                                                   (In thousands, except for per share amounts)
STATEMENT OF OPERATIONS
REVENUES:
  Product sales                                    $  6,665         $ 16,175         $ 23,542         $ 33,141         $ 42,929
  License fee                                         1,000               --               --               --               --
  Contract revenue                                      353              962              831              856            1,215
                                                   --------         --------         --------         --------         --------
  Total revenue                                       8,018           17,137           24,373           33,997           44,144
Cost of sales                                         4,716           11,270           15,688           17,962           20,089
                                                   --------         --------         --------         --------         --------
  Gross margin                                        3,302            5,867            8,685           16,035           24,055

OPERATING EXPENSES:
  Research, development and clinical                  8,445            7,127            5,746            6,309            7,045
  Marketing and sales                                 4,056            5,096            5,411            6,068            9,575
  General and administrative                          2,854            4,516            4,821            5,840            4,849
  Acquisition related expenses                        2,315              488              518           47,956           10,554
  Amortization of intangibles                            --               --               --              475            1,391
                                                   --------         --------         --------         --------         --------
Total operating expenses                             17,670           17,227           16,496           66,648           33,414
                                                   --------         --------         --------         --------         --------
Loss from operations                                (14,368)         (11,360)          (7,811)         (50,613)          (9,359)

Equity in net loss of Radiance                           --               --           (1,621)          (2,358)            (158)

Other income:
  Interest income                                     1,124              888            2,269            1,881            1,208
  Gain realized on equity investment in
    Radiance                                             --               --               --            4,021              739
                                                   --------         --------         --------         --------         --------
Total other income                                    1,124              888            2,269            5,902            1,947
                                                   --------         --------         --------         --------         --------

Net loss before provision for income taxes          (13,244)         (10,472)          (7,163)         (47,069)          (7,570)
Provision for income taxes                               --               --               --              175              222
                                                   --------         --------         --------         --------         --------
Net loss                                           $(13,244)        $(10,472)        $ (7,163)        $(47,244)        $ (7,792)
                                                   --------         --------         --------         --------         --------
Basic and diluted net loss per share               $  (1.38)        $  (1.01)        $  (0.53)        $  (3.22)        $  (0.47)
                                                   --------         --------         --------         --------         --------
Shares used in per share calculation                  9,584           10,387           13,395           14,670           16,472
                                                   --------         --------         --------         --------         --------


                                                                  AS OF DECEMBER 31,
                                                  ------------------------------------------------
                                                    1994      1995       1996      1997      1998
                                                  -------   -------    -------   -------   -------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
investments                                       $20,410   $44,395    $40,192   $23,009   $25,018
Working capital                                    23,517    49,872     44,676    30,146    34,263
Convertible obligation                                 --       750         --        --        --
Total assets                                       28,295    56,953     72,039    62,807    66,730
Total stockholders' equity                         22,268    48,155     66,067    49,254    54,252


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Annual Report on Form 10-K contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" beginning on page 19.

INTRODUCTION

    Since its inception in 1984, EndoSonics has been engaged primarily in the research and development of products for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its IVUS imaging systems and catheters.

    The Company markets and distributes its IVUS imaging products in the United States, Europe and Japan through relationships with strategic partners, certain other distributors and, to a lesser extent, through a direct sales force. In February 1996, EndoSonics and Cordis entered into the Exclusive Distribution Agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East. Cordis was obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. In connection with the execution of the Exclusive Distribution Agreement, the Company issued 350,877 shares of its Common Stock to Cordis in a private placement transaction for an aggregate purchase price of approximately $5.0 million. The Company has since registered the shares of Common Stock issued to Cordis. The exclusive Distribution Agreement was terminated in April, 1998. EndoSonics and Cordis entered into a Transition Agreement in April, 1998 which provided for Cordis to maintain significantly reduced distribution rights. These distribution rights terminated in March, 1999.

   In March 1997, the Company and Johnson & Johnson Medical K.K. ("JJMKK"), entered into a distribution agreement whereby JJMKK was granted exclusive right to distribute EndoSonics IVUS imaging products for coronary applications in Japan. The agreement contained similar terms as the Exclusive Distribution Agreement between Cordis and EndoSonics. The agreement was amended in December 1998 to extend the agreement through December 1999.

   In April 1997, the Company and Johnson & Johnson, Professional Group - Latin America ("J & J Medical-LA"), entered into a distribution agreement whereby J & J Medical-LA was granted exclusive rights to distribute EndoSonics IVUS imaging products for coronary applications in certain countries of Latin America. The agreement contained similar terms as the Exclusive Distribution Agreement between Cordis and EndoSonics. The agreement was amended in December 1998 to extend the agreement through December 2000.

   In July, 1998, the Company announced that it has agreed in principal to enter into a strategic relationship with Fukuda which includes an equity investment and research and development funding totaling $13 million in EndoSonics by Fukuda. Approximately $8.4 million of Fukuda's investment was for the purchase of newly issued EndoSonics common stock. The balance of the investment will fund certain research and development/technical assistance programs for products intended for the Japanese market which will be distributed by Fukuda. The funding will occur over a two-year period commencing in August, 1998.

   In December 1998, the Company and JOMED N.V., ("JOMED") entered into an agreement for exclusive distribution of certain EndoSonics products into specified European and Middle Eastern countries. Also in December, EndoSonics and JOMED entered into an IVUS-guided stent delivery system agreement which calls for the development of a JOMED balloon and stent incorporated into a modular EndoSonics IVUS catheter. Under the agreement, EndoSonics will supply subassemblies to JOMED who will complete the manufacturing process and distribute the resulting product in the territory which is defined as certain European and Middle Eastern countries. In certain countries within the territory, EndoSonics may distribute exclusively or jointly with JOMED.

    Radiance, formerly a majority-owned subsidiary of the Company, designs, develops, manufactures and markets catheters used to treat certain vascular diseases. Radiance's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. Radiance completed its initial public offering in June of 1996 and, as a result, its assets, liabilities and results of operations are no longer included in the Company's consolidated financial statements. At December 31, 1998, the Company held approximately 15% of the outstanding shares of the Common Stock of Radiance and accounted for its investment on the cost method.

    The Company's business strategy includes acquiring related businesses, products or technologies. On July 23, 1997, the Company acquired Cardiometrics through the merger of a wholly owned subsidiary of the Company with and into Cardiometrics, with Cardiometrics surviving as a wholly owned subsidiary of the Company.

    Cardiometrics develops, manufactures, and markets intravascular medical devices to measure blood flow impairment caused by coronary artery disease. Cardiometrics' initial products, the FloWire(TM) Doppler guide wire and FloMap ultrasound instrument, represent an advance in functional testing of blood flow impairment, enabling cardiologists to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory. Clinical experience demonstrates that the measurement of blood flow impairment downstream from (distal to) an obstruction, which Cardiometrics calls functional angiometry, provides information to improve the quality of patient care and procedure outcomes in the diagnosis and treatment of cardiovascular disease. The FloWire(TM)/FloMap(TM) systems has received clearance from the FDA and many corresponding European and Pacific Rim regulatory agencies. Cardiometrics has also developed the WaveWire(TM)/WaveMap intracoronary blood pressure measurement system, which was first used in a clinical case in Europe in December 1996. Cardiometrics received a 510(k) approval in August 1997 for the WaveWire(TM)/WaveMap(TM) System, and commenced shipment to United States customers in 1998.

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

   The Company's financial results will be affected in the future by certain factors, market acceptance of the Company's new products, the revenue mix between sales of imaging systems and catheters and changes in government regulation regarding third-party reimbursement applicable to the Company's System and Products. See "Risk Factors."

RESULTS OF OPERATIONS

    Comparison of the Year Ended December 31, 1998 with the Year Ended December 31, 1997

    Cardiometrics' results of operations were included in the Company's consolidated results of operations beginning July 24, 1997. Navius' results of operations were included in the Company's consolidated results of operations beginning August 5, 1998. (See Note 3 to Consolidated Financial Statements.)

    Total Revenue. Total revenue in 1998 increased by 30% to approximately $44.1 million from $34.0 million in 1997. The increase is a result of an additional $4.4 million in IVUS sales, primarily in Europe and Japan, and $4.4 million in Cardiometrics revenue. The majority of the increase in Cardiometrics revenue was due to the inclusion of Cardiometrics for a full twelve month period in 1998 as compared to 5 months in 1997. In addition, there was an increase of $1.4 million, primarily sales of balloon catheters, as a result of the Navius acquisition.

    Sales of the Company's digital all-electronic IVUS imaging system and catheters accounted for 72% of total revenue and a 16% increase over 1997 results. The increase is due both to the growth of the overall market for IVUS imaging products and increased unit sales of the Company's imaging catheters.

    The sales of IVUS imaging catheters as a percentage of total IVUS sales has increased from 42% in 1997 to 50% in 1998 due to the increase in the Company's installed base. In 1998, export sales as a percentage of total revenue increased to 73% as compared to 64% in 1997, primarily due to strong customer demand in Japan. The Company currently anticipates that export sales will continue to represent a substantial portion of the Company's total revenue in future periods.

    Cost of Product Sales. Cost of product sales as a percentage of product sales decreased to approximately 46% from approximately 52% in 1997. Cost of sales as a percentage of product sales in 1998 was reduced principally by volume increases and improved manufacturing efficiencies, as well as favorable margins on Cardiometrics products. Gross profit margins on product sales improved to 54% in 1998 as compared to 48% in 1997. Due to the uncertainty associated with continued improvements in efficiency of the Company's manufacturing processes and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

        Acquisition Related Expenses. In connection with the Company's acquisition of Navius in 1998 , the Company wrote off in-process research and development totaling $10.6 million. This amount was expensed as an Acquisition Related Charge on the acquisition date. This write-off was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The Navius acquired in-process research and development relates primarily to the development of intravascular ultrasound radiation devices. The Company anticipates that products using the acquired in-process technology will be generally released before the end of 2001. The Company expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that technological viability of these products will be achieved.

         The nature of the efforts required to develop the purchased in-process technology into technologically viable products principally relate to efficacy validation and regulatory approval.

         The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such products, which incorporate the in-process technology including percent complete prior to the date of acquisition, percent remaining to be developed post acquisition, time to completion, and costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

   The purchased in-process technology acquired in the Navius acquisition primarily relates to the radiation guide wire technology. The Company intends to use this technology to develop an IVUS radiation delivery product. This product will combine Navius' guide wire technology with the Company's IVUS imaging technology.

   Revenue attributable to the in-process technology was assumed to begin in 2001 and increase over the 12 year projection period (2001 to 2012) at rates ranging from 591% to 10%, resulting in projected annual revenues of approximately $2 million to approximately $98 million. Such projections were derived from the projected number of units sold and the expected price per unit. Projected revenues consider, among other factors, presumed market penetration, retention of the Company's existing customer base, as well as, new customer transactions

   Operating expenses include cost of goods sold, general and administrative expense, selling and marketing expense, and maintenance research and development costs. Operating expenses were estimated as a percentage of annual revenue. Cost of goods sold was estimated to be approximately 40%. General and administrative expenses and sales and marketing expenses as a percent of revenues were estimated to be 12% and 20% , respectively. Maintenance research and development cost are the costs to sustain the products once they have been introduced to the market. Maintenance research and development costs were estimated to be 2% of revenues. Operating profits were estimated to be approximately 26% of revenues and ranged from approximately $0.6 million to $25.5 million during the projection period.

   The projected net cash flows were discounted to their present value. The Weighted Average Cost of Capital ("WACC") was used to determine an appropriate discount rate. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on required rates of return from investments in various areas of the enterprise. The Company used a 30% discount rate to calculate the present value of the in process technology. This rate was determined by applying a risk premium of 11%, to the calculated WACC of 19%. The risk premium was added to reflect the general business risks associated with the technology which has not yet reached technological feasibility.

   In calculating the present value of the developed technology and other acquired intangibles a 20% discount rate, which approximates the Company's WACC, was used. This rate reflects the fact that these assets face substantially the same risks as the business as a whole.

   The Company estimates that the cost to complete development of the in process technology will be approximately $6 million.

   Research, Development and Clinical. Research, development and clinical expenses increased 12% to $7.0 million in 1998 from approximately $6.3 million in 1997. This increase is due to a $0.9 million increase in clinical expenses compared to 1997 and the acquisition of Navius offset in part by research and development expenses which increased by $0.4 million. The majority of the increase in clinical expenses was due to the inclusion of Cardiometrics for a full twelve-month period in 1998.

    Marketing and Sales. Marketing and sales expenses increased 58% to approximately $9.6 million from $6.1 million in 1997, primarily due to increased staffing and marketing programs related to staffing a direct sales force in the United States and Germany. As a percentage of total revenue, marketing and sales expenses increased to 22% as compared to 18% in 1997.

    General and Administrative. General and administrative expenses decreased by 17% to approximately $4.8 million in 1998 from approximately $5.8 million in 1997. After adjusting for integration charges of $1.4 million in 1997, general and administrative expenses increased $0.4 million. The increase is attributable to an overall increase in the Company's level of operations; however, general and administrative expenses decreased to 11% of total revenue in 1998 as compared to 17% of total revenue in 1997.

    Other Income. Other income decreased to approximately $1.9 million in 1998 from approximately $5.9 million in 1997. The decrease is due to the 1997 gains realized on the shares of Radiance common stock used to acquire Cardiometrics, distributions to the Company's stockholders and option holders, and the sale of Radiance stock. Interest income declined by $0.7 million due to reduced cash balances and lower short-term interest rates.

    Net Loss. Net loss was $7.8 million, or $0.47 per share for 1998, as compared to a net loss of approximately $47.2 million, or $3.22 per share in 1997.

Comparison of the Year Ended December 31, 1997 with the Year Ended December 31, 1996

    Radiance Medical Systems' results of operations were included in the Company's consolidated results through June 19, 1996, and accounted for on the equity method thereafter. Cardiometrics' results of operations were included in the Company's consolidated results of operations beginning July 24, 1997. (See
Note 3 to Consolidated Financial Statements.)

    Total Revenue. Total revenue in 1997 increased by 39% to approximately $34.0 million from $24.4 million in 1996. The increase is a result of the Cardiometrics acquisition, which resulted in an additional $6.8 million in revenue and a $6.6 million increase in IVUS sales, primarily in Europe and Japan.

    Sales of the Company's digital all-electronic IVUS imaging system and catheters accounted for approximately 78% of total revenue and a 32% increase over 1996 results. The increase is due both to the growth of the overall market for IVUS imaging products and increased sales under the Company's distribution agreements with Cordis and Fukuda.

    Total revenue from Cardiometrics was approximately $6.8 million for the period from the acquisition, July 24, 1997 through December 31, 1997. Total Radiance revenue was approximately $3.8 million in 1996. There was no Radiance revenue included in 1997.

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

    Acquisition Related Expenses. In connection with the Company's acquisition of Cardiometrics in 1997, the Company wrote-off in-process research and development totaling $43.0 million. This write-off was necessary because the acquired technology had not reached technological feasibility and had no future alternative uses. The Cardiometrics acquired in-process research and development relates primarily to the development of intravascular guidewires to measure blood flow and blood pressure in diseased coronary arteries, as well as, other functional assessment instruments. The nature of the efforts required to complete development of the various purchased in-process research and development projects into technologically viable products principally relate to efficacy and regulatory approval and are projected to be completed from 1997 to 1999. Additionally, the Company recorded restructuring charges of $5.0 million related to corporate reorganization costs and plans to reduce overhead of the combined companies. The charges primarily consist of cash expenditures anticipated in 1998 related to termination of certain agreements and relocation and consolidation of facilities.

    Research, Development and Clinical. Research, development and clinical expenses increased 10% to $6.3 million in 1997 from approximately $5.7 million in 1996. Cardiometrics portion of research, development and clinical expense for 1997 was approximately $1.9 million.

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

    Other Income. Other income increased to approximately $5.9 million in 1997 from approximately $2.3 million in 1996. The increase is due to the result of gains realized on the shares of Radiance common stock used to acquire Cardiometrics, distributions to the Company's stockholders and option holders, and the sale of Radiance stock, offset in part by a reduction in interest income of $0.4 million due to reduced cash balances.

    Net Loss. Net loss was $47.2 million, or $3.22 per share for 1997, as compared to a net loss of approximately $7.2 million, or $0.53 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $25 million and no borrowings or credit facilities. Net cash provided from operations was $2.1 million in 1998, as compared to cash used in operations of $3.6 million in 1997. Working capital increased to $34.3 million in 1998, as compared to $30.1 million in 1997. The increase is primarily due to the sale of common stock to Fukuda, the sale of Radiance common stock, and reduced accrued restructuring and integration expenses offset in part by the cash used in the acquisition of Navius and the acquisition of stock under the Company's stock repurchase program.

    Net cash used in investing activities was $11.3 million, as compared to $17.9 million in 1997. On August 5, 1998, the Company acquired all of the outstanding shares of Navius. As a result, Navius' assets, liabilities and results of operations since the acquisition date are included in the Company's consolidated statements of cash flows. Net cash used in the acquisition was $6.5 million.

    Net cash provided by financing activities was $4.0 million as compared to $0.6 million in 1997. In 1998, the Company received $8.8 million from the issuance of common stock, primarily related to the sale of common stock to Fukuda for $8.4 million and the exercise of stock options of $0.4 million. In 1997 proceeds from the issuance of common stock was $0.6 million.

     Intangible assets total approximately $12.4 million as of December 31, 1998 and consist primarily of developed technology, goodwill, and other intangible assets acquired in connection with the acquisitions of Cardiometrics and Navius in 1997 and 1998, respectively. The Company continually evaluates the value and future benefits of its intangible assets, and assesses the recoverability of the intangible assets using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value would be reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 1998, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. As of December 31, 1998, intangible assets represented approximately 19% of our total assets and 23% of stockholders equity.

    The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts and working capital purposes prior to achieving positive cash flow from operations. The Company believes that its existing cash, cash equivalents and short-term investments as of December 31, 1998 will be sufficient to meet the Company's operating expenses and capital requirements through 1999. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company. See " Risk Factors--Future Operating Results--History of Operating Losses; Anticipated Future Losses."*

IMPACT OF YEAR 2000

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

   The Company has completed an assessment and will have to modify or replace certain portions of its existing software in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. However, independent of the Year 2000 Issue, the Company has plans to replace the majority of its existing computer programs with an integrated, enterprise-wide software platform. The Company has identified a software program which meets the Company's operational needs and is also Year 2000 compliant. The Company believes that the new software can be installed and tested with regards to the Year 2000 Issue by September, 1999. It is expected that the cost of the new software, installation, and testing will be approximately $1.2 million, the majority of which would be capitalized. In the event that the new software does not function properly with regard to the Year 2000, and an adequate solution is not readily available, the Company's believes that it can make the necessary modifications, primarily software version upgrades, to its current computer programs in order to make them Year 2000 compliant.

   It is anticipated that the Year 2000 project will be completed not later than September, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with the planned software conversion or with modifications to the existing software, the Year 2000 Issue will not pose a significant operational problem. However, if such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Likewise, if any of the Company's key suppliers, vendors or customers experience a prolonged business interruption as a result of the Year 2000 Issue, it could have a material impact on the operations of the Company.

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

TAX MATTERS

    As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $50.0 million and $8.5 million, respectively. The Company also had federal research and development and other tax credit carryforwards for federal and state income tax purposes, of approximately $2.4 million and $1.0 million respectively. The net operating loss and credit carryforwards began expiring and will continue to expire at various dates beginning in 1999 through 2018 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

RISK FACTORS

   History of Operating Losses; Anticipated Future Losses. The Company was founded in 1984 and has experienced annual operating losses since its inception. The Company's accumulated deficit at December 31, 1998 was approximately $116 million. There can be no assurance that the Company will be able to achieve or sustain profitability in the future. Although the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its liquidity requirements through 1999, there can be no assurance that the Company will not require additional financing or that such financing, if required, will be available on satisfactory terms, if at all.

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

   Dependence on Strategic Relationships. In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. There can be no assurance that the Company will be able to maintain its relationship with Cordis or replace Cordis in the event the Company's relationship with Cordis would be terminated. In the event of such a termination, the Company's ability to distribute its IVUS imaging products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Dependence on International Sales. The Company derives, and expects to continue to derive, a significant portion of its revenue from international sales. In 1996, 1997, and 1998, the Company's international sales were $16.9 million, $21.9 million and $32.2 million respectively, or 69%, 64% and 73% of total revenue. Therefore, a significant portion of the Company's revenues will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

   Suppliers. The Company purchases many standard and custom built components from independent suppliers, and contracts with third parties for certain specialized electronic component manufacturing processes. Most of these purchased components and processes are available from more than one vendor. However, the manufacturing of the connection points on the integrated circuit microchips and the pressure microchip are currently performed by single vendors. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any supply interruption from these single source vendors would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have an adverse effect on the Company's business, financial condition and results of operations. See "Business --Manufacturing" and "-- Government Regulation."

   Limitations on Third-Party Reimbursement. In the United States, the Company's products are purchased primarily by medical institutions that then bill various third-party payors. Medical institutions are reimbursed for the care of Medicare hospital patients based at a predetermined lump sum amount for diagnostic related group or DRGs regardless of the costs involved. The amount of money paid for a specific DRG is determined by the average resource consumption needed to treat a specific disease, including the nursing time, operating room time and supplies. The amount of reimbursement is fixed and thus the amount of potential profit for the medical institution relating to the procedure may be reduced to the extent the physician performs additional procedures such as IVUS imaging, pressure measurement or uses a more expensive product that combines ultrasound imaging with therapeutic capabilities.

   Private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment also usually at a fixed rate based. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific type or number of devices used in a procedure. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

   Physicians are reimbursed for performing medical producers based on the amount of resource costs needed to provide the services. Included in the cost of providing each service is the physician work, practice expense and malpractice insurance. Payments are adjusted for geographic differences. CPT codes are now available for all EndoSonics technology. CPT codes have been available since for ultrasound procedures since 1997 and since January 1999 for Doppler flow and pressure measurement. Physicians are responsible to determine that the clinical benefits of intravascular ultrasound imaging and physiological assessment justify the additional costs for the medical institutions.

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

   The market for the Company's products could be adversely affected by changes in governmental and private third-party payors' policies. A portion of capital costs for medical equipment purchased by hospitals are currently reimbursed separately from DRG payments. Moreover, the Company is unable to predict what additional legislation or regulation if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company. See "Third-Party Reimbursement."

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

   The Company's combination balloon angioplasty/IVUS imaging catheters compete or will compete with therapeutic catheters marketed by a number of manufacturers, including CVIS, Cordis, Guidant and Medtronic, Inc. Such companies have substantial resources, established market positions, and significantly larger sales and marketing organizations. In addition, the Company faces competition from manufacturers of atherectomy devices, vascular stents and pharmaceutical products intended to treat cardiovascular disease. See "Business -- Competition."

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

   The Company is also required to register as a medical device manufacturer with the FDA and certain state agencies, such as the Food and Drug Branch of CDHS. As such, the Company is inspected on a routine basis by both the FDA and the CDHS for compliance with the GMP regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. Specifically, the Company's FOCAL balloon catheters are approved in certain European countries. The Company believes that these catheters are being used in those countries principally for deployment of coronary stents and balloon angioplasty. In October 1995, EndoSonics received FDA approval to market Radiance's line of FACT catheters, which utilize the FOCAL technology, for coronary balloon angioplasty. Without specific FDA approval for use in stent deployment, these catheters may not be marketed by the Company in the United States for such use. If the FDA believes that a company is not in compliance with applicable laws and regulations, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees.

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

   The Company has received ISO 9001 certification of its Quality System as well as CE Mark certifications for most of its products. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products obtain the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. All medical devices placed on the market within the European Union are required to bear the CE Mark. ISO 9000 certification is one of the CE Mark certification requirements. Failure to receive the right to affix the CE Mark for any product will prohibit the Company from selling that product in member countries in the European Union. In Europe, the Company has obtained ISO 9001 certification for operations at the EndoSonics Europe, B.V. office. There can be no assurance that the Company will be successful in meeting ongoing certification requirements.

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

   The information concerning the Company's directors required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 10, 1999. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 10, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 10, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 10, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:

        1.     Financial Statements of the Company.

               Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets - December 31, 1997 and 1998 Consolidated Statements of Operations for the years ended
                      December 31, 1996, 1997 and 1998
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998

               Consolidated Statements of Cash Flows for the years ended
                      December 31, 1996, 1997 and 1998
               Notes to Consolidated Financial Statements for the years ended
                      December 31, 1996, 1997 and 1998

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

(c)        EXHIBITS.

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
2.1(1)     Agreement and Plan of Reorganization dated as of June 9, 1993 among the Company, EndoSonics Acquisition Corporation and Radiance Medical
           Systems, Inc.
           ("Radiance").
2.2(1)     First Amendment dated as of June 30, 1993 to the Agreement and Plan of Reorganization among the Company, EndoSonics Acquisition
           Corporation and
           Radiance.
2.3(8)     Agreement and Plan of Reorganization between EndoSonics and Cardiometrics, Inc.
3.1(2)     Certificate of Incorporation.
3.2(4)     Amended Bylaws.
4.1(2)     Specimen Certificate of Common Stock.
4.2(3)     Loan and Warrant Purchase Agreement dated May 19, 1988.
4.3(11)    Preferred Shares Rights Agreement, dated as of October 20, 1998, between EndoSonics and ChaseMellon Shareholder Services, L.L.C.
10.1(3)    Series F Preferred Stock Purchase Agreement dated February 1, 1991 between EndoSonics and Esaote Biomedica S.p.A. ("Esaote") and
           Registration Rights and Right of First Offer Agreement.
10.2(3)    Distribution  Agreement  dated  February  28, 1990  between  EndoSonics  and Fukuda
           Denshi Co., Ltd.
10.3(3)    Distribution  Agreement  dated  as of  January  31,  1991  between  EndoSonics  and
           Esaote.
10.4(3)    Line of Credit Agreement between EndoSonics and Wells Fargo Bank,
           N.A. dated November 19, 1990.
10.5(3)    Lease dated October 31, 1991 between EndoSonics and Olympia
           Investments, Inc. for the Pleasanton facilities.
10.6(3)    Lease dated May 1, 1990 between the Company and Commonwealth Growth
           Fund I and the Rancho Cordova facilities and Amendment to Lease dated
           January 9, 1992.
10.7(3)    1988 Stock Option Plan and forms of a Stock Option  Agreement and a Stock  Purchase
           Agreement.
10.8(3)    1984 Restricted Stock Purchase Plan and form of a Stock Purchase Agreement.
10.9(3)    Form  of  Indemnification   Agreement  between  EndoSonics  and  directors  of  the
           Company.
10.10(5)   Form of Domestic Distribution Agreement.
10.11(4)   Supplemental Stock Purchase Agreement dated June 5, 1992, by and between the EndoSonics and Radiance.
10.12(4)   Stock Purchase Agreement dated June 5, 1992, by and between the
           EndoSonics and Radiance.
10.13(4)   Product Development Agreement dated June 5, 1992, by and between the
           EndoSonics and Radiance.
10.14(6)   Distribution  Agreement dated May 28, 1993 between  Radiance and Fukuda Denshi Co.,
           Ltd.
10.15(6)   Micro Motor  Catheter  and  Instrument  Development  Agreement,  Funding and Option
           Agreement,  Escrow and License agreement,  and Distribution Agreement dated October
           1993 between EndoSonics and Du-MED.
10.16(9)   Stock Purchase and Technology  License  Agreement  dated  September 10, 1994 by and among EndoSonics, Radiance and SCIMED Life Systems, Inc.

10.17(9)   Exclusive Distribution Agreement dated November 1, 1994 between
           Cordis S.A. and EndoSonics, as amended on December 20, 1994.
10.18(7)   Imaging/Therapeutic Combination Devices Development Agreement dated as of February 2, 1996 by and between Cordis Corporation ("Cordis")
           and EndoSonics.
10.19(7)   Exclusive  Distribution  Agreement dated February 2, 1996 by and between Cordis and
           EndoSonics.
10.20(10)  Stockholder Agreement dated June 19, 1996 between EndoSonics and
           Radiance.
10.21(10)  License Agreement dated February 6, 1997 between EndoSonics and Radiance.
10.22(11)  Distribution Agreement dated August 31, 1998, between
           EndoSonics and Fukuda Denshi Co., Ltd.
10.23(11)  Amendment to the Distribution Agreement (June 28, 1997) dated August
           31, 1998, between EndoSonics, Navius Corporation and Fukuda Denshi
           Co., Ltd.
10.24(11)  Research and Development Agreement dated August 31, 1998, between
           EndoSonics and Fukuda Denshi Co., Ltd.
10.25(11)  Common Stock Purchase Agreement dated October 7, 1998, between
           EndoSonics and Fukuda Denshi Co., Ltd.
10.26(11)  Investors' Rights Agreement dated September 21, 1998, between
           EndoSonics and Fukuda Denshi Co., Ltd.
10.27*     Distribution Agreement dated December 15, 1998, between EndoSonics and JOMED N.V.
10.28*     IVUS Guided Stent Delivery System  Development,  Supply and Distribution  Agreement
           dated December 15, 1998 between EndoSonics and JOMED N.V.
10.29      Certificates of Ownership and Merger, dated September 1998, Merging Microsound
           Corporation into EndoSonics Corporation.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
23.2       Consent of Ernst & Young LLP, Independent Auditors.
24.1       Power of Attorney. (Reference is made to page 33 of this Report on Form 10-K/A.)
27.1       Financial Data Schedule.


------------

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

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 21, 1995.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 19, 1997.

(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 15, 1998, for the quarter ended September 30, 1998.

           (d) 1.  Financial Statement Schedule.

               Report of Ernst & Young LLP, Independent Auditors

               Consolidated Balance Sheets - December 31, 1996 and 1997

               Consolidated Statements of Operations for the years ended
                 December 31, 1995, 1996 and 1997

               Consolidated Statements of Stockholders Equity for the years ended December 31, 1995, 1996 and 1997

               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1995, 1996 and 1997


               Notes to Consolidated Financial Statements for the years
                 ended December 31, 1995, 1996 and 1997

           2.  Financial Statement Schedule.

               II.    Valuation and Qualifying Accounts

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ENDOSONICS CORPORATION



Date:   March 31, 1999               By: /s/  REINHARD J. WARNKING
        --------------                   -----------------------------------
                                         Reinhard J. Warnking
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                     By: /s/  RICHARD L. FISCHER
                                         -----------------------------------
                                         Richard L. Fischer
                                         Vice President, Finance
                                         (Principal Financial Officer)

                                     By: /s/ KATHLEEN E. REDD
                                         -----------------------------------
                                         Kathleen E. Redd
                                         Controller
                                         (Principal Accounting Officer)

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

               SIGNATURE                                    TITLE                              DATE
               ---------                                    -----                              ----
       /s/ REINHARD J. WARNKING          President, Chief Executive Officer and          March 31, 1999
---------------------------------------- Director (Principal Executive Officer)
         Reinhard J. Warnking


        /s/ RICHARD L. FISCHER           Vice President, Finance and Chief Financial     March 31, 1999
---------------------------------------- Officer (Principal Financial Officer)
          Richard L. Fischer


          /s/ ROGER SALQUIST             Chairman of the Board of Directors              March 31, 1999
----------------------------------------
            Roger Salquist

          /s/ JULIE A. BROOKS            Director                                        March 31, 1999
----------------------------------------
            Julie A. Brooks

          /s/ THOMAS J. CABLE            Director                                        March 31, 1999
----------------------------------------
            Thomas J. Cable

            /s/ DALE CONRAD              Director                                        March 31, 1999
----------------------------------------
              Dale Conrad

           /s/ JAKOB STAPFER             Director                                        March 31, 1999
----------------------------------------
             Jakob Stapfer

       /s/ GREGG W. STONE, M.D.          Director                                        March 31, 1999
----------------------------------------
         Gregg W. Stone, M.D.

         /s/ W. MICHAEL WRIGHT           Director                                        March 31, 1999
----------------------------------------
           W. Michael Wright

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
Report of Ernst & Young LLP, Independent Auditors...........................    31
Consolidated Balance Sheets.................................................    32
Consolidated Statements of Operations.......................................    33
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)....    34
Consolidated Statements of Cash Flows.......................................    35
Notes to Consolidated Financial Statements..................................    36

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
EndoSonics Corporation

   We have audited the accompanying consolidated balance sheets of EndoSonics Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EndoSonics Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ ERNST & YOUNG LLP

Sacramento, California
February 16, 1999

                             ENDOSONICS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                               December 31,
                                                                       -----------------------------
                                                                          1998                1997
                                                                       ---------           ---------
ASSETS
Current assets:
  Cash and cash equivalents                                            $   8,749           $  13,889
  Short-term investments                                                  16,269               9,120
  Trade accounts receivable, net of allowance for doubtful
    accounts of $350 and $562 at December 31, 1998 and
    1997, respectively                                                    13,725              13,351
  Inventories                                                              6,834               6,915
  Other current assets                                                       560                 424
                                                                       ---------           ---------
Total current assets                                                      46,137              43,699

Property and equipment, net                                                4,064               3,408
Investment in Radiance Medical Systems, Inc.                               4,137               8,478
Intangible assets, net                                                    12,392               7,222
                                                                       ---------           ---------
                                                                       $  66,730           $  62,807
                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                $   8,200           $   7,536
  Accrued restructuring and integration expenses                           3,674               6,017
                                                                       ---------           ---------
Total current liabilities                                                 11,874              13,553

Other liabilities                                                            604                  --
                                                                       ---------           ---------
Total liabilities                                                         12,478              13,553

Commitments and contingencies (Notes 10 & 13)

Stockholders' equity:

  Convertible-preferred stock, $.001 par value; 5,000,000
    shares authorized, no shares issued and outstanding                       --                  --
  Common stock, $.001 par value; 25,000,000 shares
    authorized, 17,590,120 and 16,153,113 shares issued and
    outstanding as of December 31, 1998 and 1997,
    respectively                                                              18                  16
  Additional paid-in capital                                             176,433             157,588
  Common stock in treasury, at cost, 860,000 shares                       (4,839)                 --
  Accumulated deficit                                                   (116,055)           (108,263)
  Accumulated other comprehensive loss                                    (1,305)                (87)
                                                                       ---------           ---------
Total stockholders' equity                                                54,252              49,254
                                                                       ---------           ---------
                                                                       $  66,730           $  62,807
                                                                       =========           =========

See accompanying notes

\
                             ENDOSONICS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                                      Years Ended December 31,
                                                    ----------------------------------------------------------
                                                         1998                   1997                   1996
                                                    ------------           ------------           ------------
Revenues:
  Product sales                                     $     42,929           $     33,141           $     23,542
  Contract revenue                                         1,215                    856                    831
                                                    ------------           ------------           ------------
Total revenue                                             44,144                 33,997                 24,373

Cost of sales                                             20,089                 17,962                 15,688
                                                    ------------           ------------           ------------
  Gross margin                                            24,055                 16,035                  8,685

Operating expenses:
  Research, development and clinical                       7,045                  6,309                  5,746
  Marketing and related sales                              9,575                  6,068                  5,411
  General and administrative                               4,849                  5,840                  4,821
  Acquisition related expenses                            10,554                 47,956                    518
  Amortization of intangibles                              1,391                    475                     --
                                                    ------------           ------------           ------------
Total operating expenses                                  33,414                 66,648                 16,496
                                                    ------------           ------------           ------------

Loss from operations                                      (9,359)               (50,613)                (7,811)

Equity in net loss of Radiance Medical
Systems, Inc.                                               (158)                (2,358)                (1,621)

Other income:
  Interest income                                          1,208                  1,881                  2,269
  Gain realized on equity investment in
    Radiance Medical Systems, Inc. stock                     739                  4,021                     --
                                                    ------------           ------------           ------------
Total other income                                         1,947                  5,902                  2,269
                                                    ------------           ------------           ------------
Net loss before provision for income taxes                (7,570)               (47,069)                (7,163)

Provision for income taxes                                   222                    175                     --
                                                    ------------           ------------           ------------
Net loss                                            $     (7,792)          $    (47,244)          $     (7,163)
                                                    ============           ============           ============
Basic and diluted net loss per share                $      (0.47)          $      (3.22)          $      (0.53)
                                                    ============           ============           ============
Shares used in per share calculations                 16,471,953             14,669,975             13,394,728
                                                    ============           ============           ============


See accompanying notes

                             ENDOSONICS CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY





                                                                   Common Stock            Additional
                                                             -------------------------       Paid-in      Treasury
(In thousands, except share amounts)                           Shares           Amount       Capital        Stock
------------------------------------                           ------           ------       -------        -----
Balance at December 31, 1995                                 12,831,512          $ 13        $98,989          $--
   Increase in carrying value from Radiance Medical
     Systems, Inc. initial public offering                           --            --         17,606           --
   Sale of common stock to Cordis Corporation                   350,877             1          5,000           --
   Exercise of common stock options                             340,183            --          2,429           --
   Comprehensive loss:
     Change in unrealized gain (loss) on
       available-for-sale securities                                 --            --             --           --
     Foreign currency translation                                    --            --             --           --
     Comprehensive loss                                              --            --             --           --
                                                             ----------         -----       --------     --------
Balance at December 31, 1996                                 13,522,572            14        124,024           --
   Issuance of common stock to complete
     Cardiometrics acquisition                                2,502,500             2         33,137           --
   Issuance of Radiance Medical Systems, Inc.
     stock dividend                                                  --            --             --           --
   Decrease in carrying value of Radiance
     Medical Systems, Inc.                                           --            --           (193)          --
   Exercise of common stock options                             128,041            --            620           --
   Comprehensive loss:
   Change in unrealized gain (loss) on
     available-for-sale securities                                   --            --             --           --
   Foreign currency translation                                      --            --             --           --

   Comprehensive loss                                                --            --             --           --
                                                             ----------         -----       --------     --------
Balance at December 31, 1997                                 16,153,113            16        157,588           --
   Issuance of common stock to complete acquisitions          1,205,049             1         10,020           --
   Issuance of common stock to Fukuda Denshi Co., Ltd.,
     net issuance costs of $18                                  965,730             1          8,381           --
   Repurchase of common stock                                  (860,000)           --             --       (4,839)
   Exercise of common stock options                             126,228            --            444           --
   Comprehensive loss:
   Net loss                                                          --            --             --           --
   Change in unrealized gain (loss) on
     available-for-sale securities                                   --            --             --           --
   Foreign currency translation                                      --            --             --           --

   Comprehensive loss                                                --            --             --           --
                                                             ----------         -----       --------     --------
Balance at December 31, 1998                                 17,590,120         $  18       $176,433     ($4,839)
                                                             ==========         =====       ========     ========

                                                               Accumulated
                                                                  Other                           Total
                                                               Comprehensive    Accumulated    Stockholders'
(In thousands, except share amounts)                           Income (Loss)      Deficit          Equity
------------------------------------                           -------------    -----------    -------------
Balance at December 31, 1995                                      $  (10)        $(50,837)        $48,155
   Increase in carrying value from Radiance Medical
     Systems, Inc. initial public offering                            --             --            17,606
   Sale of common stock to Cordis Corporation                         --             --             5,001
   Exercise of common stock options                                   --             --             2,429
   Comprehensive loss:
     Net loss                                                         --           (7,163)         (7,163)
     Change in unrealized gain (loss) on
       available-for-sale securities                                   8             --                 8
     Foreign currency translation                                     31             --                31
                                                                                                  -------
     Comprehensive loss                                               --               --          (7,124)
                                                                 -------         --------         -------
Balance at December 31, 1996                                          29          (58,000)         66,067
   Issuance of common stock to complete
     Cardiometrics acquisition                                        --             --            33,139
   Issuance of Radiance Medical Systems, Inc.
     stock dividend                                                   --           (3,019)         (3,019)
   Decrease in carrying value of Radiance
     Medical Systems, Inc.                                            --             --              (193)
     Exercise of common stock options                                 --             --               620
     Comprehensive loss:
     Net loss                                                         --          (47,244)        (47,244)
     Change in unrealized gain (loss) on
       available-for-sale securities                                  --             --                --
     Foreign currency translation                                  (116)             --              (116)
                                                                                                  -------
   Comprehensive loss                                               --               --           (47,360)
                                                                 -------         --------         -------
Balance at December 31, 1997                                         (87)        (108,263)         49,254
   Issuance of common stock in connection with acquisitions           --             --            10,021
   Issuance of common stock to Fukuda Denshi Co., Ltd.,
     net issuance costs of $18                                        --             --             8,382
   Repurchase of common stock                                         --             --            (4,839)
   Exercise of common stock options                                   --             --               444
   Comprehensive loss
      Net loss                                                        --           (7,792)         (7,792)
   Change in unrealized gain (loss) on
     available-for-sale securities                                (1,275)            --            (1,275)
   Foreign currency translation                                       57             --                57
                                                                                                  -------
   Comprehensive loss                                                 --               --          (9,010)
                                                                 -------        ---------         -------
Balance at December 31, 1998                                     $(1,305)       $(116,055)        $54,252
                                                                 =======        =========         =======

See accompanying notes

                                                                                             Year Ended December 31,
                                                                                  ----------------------------------------------
                                                                                    1998               1997               1996
                                                                                  --------           --------           --------
OPERATING ACTIVITIES
Net loss                                                                          $ (7,792)          $(47,244)          $ (7,163)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Acquired in-process research and development                                  11,107             43,000                 --
      Depreciation                                                                     873                580                618
      Amortization                                                                   1,391                549                 --
      Gain on investment in Radiance Medical Systems, Inc.                            (739)            (4,021)                --
      Operating expense paid with Radiance Medical Systems, Inc.
      common stock                                                                      --                542                 --
      Equity in net loss of Radiance Medical Systems, Inc.                             158              2,358              1,621
      Changes in operating assets and liabilities net of effects from purchase of Cardiometrics and Navius:
        Trade accounts receivable, net                                                (141)            (2,711)               170
        Inventories                                                                    183               (419)               474
        Other current assets                                                          (112)             1,232               (229)
        Accounts payable and accrued expenses                                         (492)            (2,580)               424
        Accrued restructuring and integration expenses                              (2,343)             5,084                 --
                                                                                  --------           --------           --------
Net cash provided by (used in) operating activities                                  2,093             (3,630)            (4,085)
                                                                                  ========           ========           ========

INVESTING ACTIVITIES
Purchase of short-term investments                                                 (21,812)            (9,090)            (4,000)
Proceeds from sale of Radiance Medical Systems, Inc. common stock                    3,942                528                289
Maturities of short-term investments                                                14,365              5,219              6,108
Capital expenditures for property and equipment                                     (1,261)            (1,299)            (1,164)
Effect of Radiance Medical Systems, Inc. initial public offering                        --                 --             (6,423)
Business acquisition, net of cash and cash equivalents acquired                     (6,511)           (13,286)                --
                                                                                  --------           --------           --------
Net cash used in investing activities                                              (11,277)           (17,928)            (5,190)
                                                                                  ========           ========           ========

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                               8,826                620              7,430
Purchase of treasury stock                                                          (4,839)                --                 --
                                                                                  --------           --------           --------
Net cash provided by financing activities                                            3,987                620              7,430
                                                                                  --------           --------           --------
Effect of exchange rate changes on cash and cash equivalents                            57               (116)                31
                                                                                  --------           --------           --------
Net decrease in cash and equivalents                                                (5,140)           (21,054)            (1,814)
Cash and equivalents, beginning of year                                             13,889             34,943             36,757
                                                                                  --------           --------           --------
Cash and equivalents, end of year                                                 $  8,749           $ 13,889           $ 34,943
                                                                                  ========           ========           ========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Acquisition of business (Note 3)
   Fair value of assets acquired                                                  $ 19,510           $ 73,418           $     --
   Cash paid                                                                        (7,703)           (22,281)                --
   EndoSonics common stock issued                                                   (9,500)           (33,139)                --
   Radiance Medical Systems, Inc. common stock transferred                              --             (8,484)                --
   Other consideration                                                                (595)            (4,674)                --
                                                                                  --------           --------           --------
   Liabilities assumed                                                            $  1,712           $  4,840           $     --
                                                                                  --------           --------           --------
Capital expenditures for property and equipment                                   $     --           $     --           $    292
                                                                                  ========           ========           ========
Effect of Radiance Medical Systems, Inc. initial public offering                  $     --           $     --           $ 17,606
                                                                                  ========           ========           ========

See accompanying notes

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Organization, Business and Summary of Significant Accounting Policies

   Organization and Business

   EndoSonics Corporation (EndoSonics), a Delaware corporation, develops, manufactures and markets intravascular ultrasound imaging systems and diagnostic imaging catheters, functional measurement guidewires, angioplasty balloon catheters, combined angioplasty imaging catheters and medical devices for the diagnosis and treatment of coronary and peripheral vascular disease.

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

   Foreign Currency Translation

   The local currency is the functional currency of the Company's foreign subsidiary. Exchange gains or losses resulting from foreign currency translation are included as a component of other comprehensive income. Transaction exchange gains or losses are included in general and administrative expense in the consolidated statement of operations, and have not been significant in any year presented.

   Cash Equivalents and Short-Term Investments

   The Company invests its excess cash in various investment grade, interest-bearing securities. As of December 31, 1998 and 1997, cash equivalents and short-term investments consisted of money market mutual funds, U.S. Treasury Notes and obligations of other U.S. government agencies and corporate debt securities. With the exception of the U.S. government and its agencies, by policy, the amount of credit exposure to any one issuer is limited. The Company has not experienced any significant losses on such investments.

   Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1998 and 1997, the Company's entire portfolio of investments is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of other comprehensive income.

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

   Intangible Assets

   Intangible assets consist of goodwill, assembled workforce, and developed technology arising from business acquisitions. The values are being amortized on a straight-line basis over periods ranging from three to nine years.

   The Company continually evaluates the value and future benefits of its intangible assets, and assesses the recoverability of the intangible assets using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value would be reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 1998, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations.

   Concentrations of Credit Risk, Significant Customers, Export Sales and Suppliers

   The Company sells its products primarily to medical institutions and distributors worldwide (see Note 5). The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided. Accounts receivable from two of the Company's customers represented 0.4% and 8% of net trade accounts receivable, respectively, at December 31, 1998 ( 55% and 13%, respectively, at December 31,
1997).

   During 1998, sales to two of the Company's customers comprised 47% and 15% of the Company's total product sales, respectively. During 1997, sales to two customers comprised 58% and 19% of the Company's total product sales, respectively. During 1996, sales to two customers comprised 62% and 9% of the Company's total product sales.

   The Company had sales to customers outside the United States as follows:

                        Year ended December 31,
                -----------------------------------------
                  1998             1997             1996
                -------          -------          -------
Europe          $10,592          $11,528          $ 9,820
Asia             20,328            9,312            6,689
Other             1,275            1,027              359
                -------          -------          -------
                $32,195          $21,867          $16,868
                =======          =======          =======

   The manufacturing of the Company's integrated circuit microchip and the pressure microchip, important components for imaging and functional measurement catheters, are currently performed by single vendors. Although management believes that other vendors could provide similar microchips on comparable terms, a change in suppliers can be a lengthy process. Consequently, any supply interruption from these single sources could delay production and have a material adverse effect on the Company's business, financial condition and results of operations.

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

   At December 31, 1996, 1997 and 1998 the Company had outstanding options to purchase 2,315,366, 2,993,638 and 3,744,030 shares of common stock, respectively (with exercise prices ranging from $0.125 to $16.50), and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods. These options have not been included in the computation of net loss per share, because to do so would have been antidilutive for the periods presented.

   New Accounting Pronouncements

    In 1998 the company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of SFAS No. 130 had no effect on the Company's results of operations or financial position as reported elsewhere in the condensed consolidated financial statements.

    Reclassifications

   Certain reclassifications have been made to the 1997 and 1996 Consolidated Financial Statements to conform to the 1998 presentation.

2. SHORT-TERM INVESTMENTS

   The following is a summary of available-for-sale securities at December 31, 1998 and 1997:

                                                       GROSS              GROSS             ESTIMATED
                                    AMORTIZED        UNREALIZED         UNREALIZED            FAIR
                                      COST             GAINS              LOSSES             VALUE
                                    --------          --------           --------           --------
DECEMBER 31, 1998
U.S. Treasury notes and
 obligations of other U.S.
 government agencies                $  2,614          $     10           $     --           $  2,624
Corporate debt securities             18,540                12                (39)            18,513
                                    --------          --------           --------           --------
                                    $ 21,154          $     22           $    (39)          $ 21,137
                                    ========          ========           ========           ========

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

December 31, 1997
U.S. Treasury notes and
 obligations of other U.S.
 government agencies                $ 3,499          $ 1         $--          $ 3,500
Corporate debt securities            10,045           --          --           10,045
                                    -------          ---         ---          -------
                                    $13,544          $ 1         $--          $13,545
                                    =======          ===         ===          =======

   Included in the above table are securities with fair values totaling $4,868 and $4,425 at December 31, 1998 and 1997, respectively, which are classified as cash equivalents in the accompanying balance sheet.

   The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the rights to prepay obligations without prepayment penalties.

   All short-term investments have maturity dates within one year.

3. BUSINESS ACQUISITIONS

    Cardiometrics, Inc.

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

   The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following (in thousands):

         Cash                                                                          $22,281
         EndoSonics common Stock                                                        33,139
         Radiance Medical Systems, Inc. common stock                                     8,484
         Cancellation of the Company's pre-merger investment in Cardiometrics            2,317
         Liabilities assumed (including  Cardiometrics
           termination benefits of $1,900)                                               4,840
         Transaction costs                                                               2,357
                                                                                       -------
                                                                                       $73,418
                                                                                       =======

A summary of the purchase price allocation is as follows:

         Tangible assets acquired                                                      $22,721
         In-process research and development                                            43,000
         Developed technology                                                            5,200
         Other intangibles                                                                 700
         Goodwill                                                                        1,797
                                                                                       -------
                                                                                       $73,418
                                                                                       =======

  In connection with the Company's acquisition of Cardiometrics in 1997, the Company wrote-off in-process research and development totaling $43,000. This write-off was necessary because the acquired technology had not reached technological feasibility and had no future alternative uses. The Cardiometrics acquired in-process research and development relates primarily to the development of intravascular guidewires to measure blood flow and blood pressure in diseased coronary arteries, as well as, other functional assessment instruments. The nature of the efforts required to complete development of the various purchased in-process research and development projects into technologically viable products principally relate to efficacy validation and regulatory approval and are projected to be completed from 1997 to 1999. Goodwill and other intangible assets are being amortized over three-to-eight years. Amortization expense was $1,068 and $475 and accumulated amortization was $1,543 and $475 at December 31, 1998. In addition, the Company recognized a gain of $3,700 related to the excess of the fair value over the book value of Radiance common stock used as part of the purchase price consideration.

  The purchase price includes $1,900 in severance and relocation liabilities assumed by the Company related to plans to relocate certain Cardiometrics employees to its corporate offices, and to terminate others. Approximately $1,000 was paid in 1997 and $470 in 1998. The Company expects to pay the remainder of this cash outlay by December 2000.

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

       Unaudited proforma combined results of operations for the twelve month periods ending December 31, 1997 and 1996, giving effect to certain adjustments, including the acquisition restructuring, as if the Cardiometrics acquisition had occurred at the beginning of each period, are displayed in the following table:

                          YEAR ENDED DECEMBER 31,
                        ---------------------------
                          1997               1996
                        --------           --------
Total revenue           $ 41,057           $ 38,376
Net loss                 (53,049)           (59,206)
Loss per share            ($3.66)            ($3.79)

  The unaudited proforma results of operations for the twelve months ended December 31, 1997 and 1996, include one-time charges of $43,000 related to the write-off of acquired in-process research and development, and $5,000 related to restructuring and integration of the two companies.

  Navius Corporation

  On August 5, 1998, the Company acquired all of the outstanding capital stock of Navius Corporation (Navius) for approximately $19,500. The results of Navius' operations have been combined with those of the Company since the date of acquisition.

  The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following.

         Cash                                                                        $ 7,703
         EndoSonics Common Stock                                                       9,500
         Liabilities assumed (including Navius termination benefits of $100)           1,712
         Transaction costs                                                               595
                                                                                    --------
                                                                                    $ 19,510
                                                                                    ========

  A summary of the purchase price allocation is as follows:

         Tangible assets acquired                                                    $ 2,363
         In-process research and development                                          10,586
         Developed technology                                                          6,291
         Other intangibles                                                               270
                                                                                    --------
                                                                                    $ 19,510
                                                                                    ========

   In connection with the Company's acquisition of Navius in 1998 , the Company wrote off in-process research and development totaling $10.6 million. This write-off was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The Navius acquired in-process research and development relates primarily to the development of intravascular ultrasound radiation devices. The Company anticipates that products using the acquired in-process technology will be generally released before the end of 2001. The nature of the efforts required to develop the purchased in-process research and development into technologically viable products principally relate to validation and regulatory approval. The Company expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

   Acquired intangibles are being amortized over three to nine years. Amortization expense and accumulated amortization were $323 at December 31, 1998.

   Unaudited pro forma combined results of operations for the twelve month period ending December 31, 1998 and 1997 giving effect to certain adjustments including acquisition restructuring as if the Navius acquisition had occurred at the beginning of each period, are displayed in the following table.

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                             1998               1997
                                           --------           --------
Total revenue                              $ 45,426           $ 37,060
         Net loss                          $ (9,704)          $(59,893)
         Basic net loss per share          $  (0.57)          $  (3.83)

4. CHANGE IN OWNERSHIP PERCENTAGE OF RADIANCE MEDICAL SYSTEMS, INC.

   On June 19, 1996, EndoSonics' 84% owned subsidiary, Radiance Medical Systems, Inc., successfully completed an Initial Public Offering (IPO) of 3,400,000 shares of common stock at $12.00 per share, followed by an additional 510,000 shares issued in July 1996 (over-allotment option granted to Radiance's underwriters). As a result of this transaction, Radiance's results of operations for 1996 have been consolidated through June 19, 1996, and accounted for on the equity method thereafter. In June 1996, the Company recorded an increase to additional paid-in capital of approximately $17,600 representing the Company's proportionate share of Radiance's net assets following the IPO.

   For the years ended December 31, 1998 and 1997, the Company recorded ($158) and ($2,358) respectively, representing its proportionate share of Radiance's net losses for the period. As of December 31, 1998 and 1997, EndoSonics owned 14% and 24% respectively of the outstanding shares of Radiance.

   During 1998, the Company sold approximately 843,000 shares of Radiance stock resulting in a gain of $739. Since March 1, 1998, the Company has accounted for its investment in Radiance under the cost method.

   Radiance Medical Systems, Inc.'s stock is quoted on the Nasdaq Stock Market. The closing price of Radiance stock at December 31, 1997 was $5.50 per share. The Company held 1,350,566 and 2,194,016 shares of Radiance's common stock at December 31, 1998 and 1997 respectively. In 1998, unrealized gains and losses on the Company's investment in Radiance are reported as a separate component of comprehensive income pursuant to the requirements of SFAS 115.

5.  DISTRIBUTION AGREEMENTS

    Cordis

   In February 1996, EndoSonics and Cordis entered into an agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East (the "Exclusive Distribution Agreement"). The Exclusive Distribution Agreement superseded and replaced a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Nederland B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis was obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. The Exclusive Distribution Agreement was terminated in April 1998 and replaced with a Transition Agreement which provides for Cordis to retain limited distribution rights through March, 1999.

   JJMKK

   In March 1997, the Company and Johnson & Johnson Medical KK (JJMKK), a subsidiary of Johnson and Johnson, entered into an exclusive distribution agreement whereby JJMKK was granted exclusive right to distribute EndoSonics IVUS imaging products for coronary applications in Japan. The agreement contained similar terms as the Exclusive Distribution Agreement between Cordis and EndoSonics. The agreement was amended in December 1998 to extend the agreement through December 1999.

   J & J Medical - LA

   In April 1997, the Company and Johnson and Johnson, Professional Group-Latin America (J & J Medical-LA), a subsidiary of Johnson and Johnson, entered into an exclusive distribution agreement whereby J & J Medical-LA was granted exclusive rights to distribute EndoSonics IVUS imaging products for coronary applications in certain countries of Latin America. The agreement contained similar terms as the Exclusive Distribution Agreement between Cordis and EndoSonics. The agreement was amended in December 1998 to extend the agreement through December 2000.

    Fukuda

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


   In August 1998, the Company entered into a strategic relationship with the Fukuda Denshi Co., Ltd. (Fukuda), a Japanese medical products company, which includes an equity investment, research and development funding and technical guidance totaling $13 million in EndoSonics by Fukuda. Approximately $8.4 million of the $13 million represents an equity investment. The remaining $4.6 million will fund research and development programs over the next 24 months. In October 1998, the Company issued 965,730 shares of the Company's common stock at a price of $8.70 per share to Fukuda and received approximately $8.4 million in cash, related to the equity investment and $1.0 million related to research and development funding.

   JOMED

   In December 1998, the Company and JOMED N.V., (JOMED) entered into an agreement for exclusive distribution of certain EndoSonics products into specified European and Middle Eastern countries. Also in December, EndoSonics and JOMED entered into an IVUS guided stent delivery system agreement which calls for the development of a JOMED balloon and stent incorporated into a modular EndoSonics IVUS catheter. Under the agreement, EndoSonics will supply subassemblies to JOMED who will complete the manufacturing process and distribute the resulting product in the territory which is defined as certain European and Middle Eastern countries. In certain countries within the territory, EndoSonics may distribute exclusively or jointly with JOMED.

6. ACQUISITION RELATED EXPENSES

   Acquisition related expenses include acquired in process research and development and restructuring expenses relating primarily to the Company's acquisition of Cardiometrics in 1997 and Navius in 1998. Acquisition expenses consist of the following:

                                                        1998               1997              1996
                                                      --------           --------          --------
Acquired in process research and development          $ 11,107           $ 43,000          $     --
Restructuring (Note 3)                                     223              5,806               518
Restructuring decrease                                    (776)              (850)                  --
                                                      --------           --------          --------
                                                      $ 10,554           $ 47,956          $    518
                                                      ========           ========          ========

   During the fourth quarter of 1998, the Company determined that approximately $776 of restructuring reserves provided for in connection with the Cardiometrics acquisition relating to corporate reorganization were not required.

   Due to changes in conditions subsequent to the initial recording of the restructuring and integration charges, the Company reduced the provision for the 1997 charges to $8,606 during the fourth quarter of 1997.

   Concurrent with the purchases of Navius and Cardiometrics, the Company recorded restructuring and integration charges of $223 and $9,456 respectively, related to plans to reduce overhead of the combined companies and increase operating efficiency in future periods. The restructuring and integration charges for Navius are for corporate reorganization charges; the restructuring and integration charges for Cardiometrics include $7,491 of corporate reorganization costs and $1,965 related to relocation of certain product lines and overall integration of the Company operations.

   Additionally in June 1996, the Company recorded restructuring and integration charges of approximately $3,066 in connection with the consolidation of the Company's IVUS manufacturing operations and with the start-up production of the new Five-64 imaging devices.


   These charges are included in the accompanying Consolidated Statements of Operations, as follows:

                                     1998             1997            1996
                                     -----           ------          ------
Cost of sales                        1,251           $  794              --
Research and development                --              200             475
Marketing and sales                     --              542             480
General and administrative              --            1,361             799
Restructuring                         (553)           4,956             518

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Other                               --              296              --
                                ------           ------          ------
         Total charges          $ (553)          $8,606          $3,066
                                ======           ======          ======

   The elements of the 1998 restructuring accrual as of December 31, 1998 were as follows:

                                                               ACCRUAL AS
                                                                   OF
                                                  COST          DECEMBER
                                PROVISION       INCURRED        31, 1998
                                ---------       --------        --------
Corporate reorganization          $ 223          $(196)          $  27
                                  =====          =====           =====

   The elements of the 1997 restructuring accrual as of December 31, 1998 were as follows:

                                                                                          ACCRUAL AS
                                                                                              OF
                                                                           COST            DECEMBER
                                    PROVISION          DECREASE          INCURRED          31, 1998
                                     -------           -------           -------           -------
Corporate reorganization             $ 7,491           $(1,151)          $(2,693)          $ 3,647
Consolidation of facilities            1,965              (475)           (1,490)               --
                                     -------           -------           -------           -------
                                       9,456            (1,626)           (4,183)            3,647
                                     =======           =======           =======           =======

   The elements of the 1996 restructuring accrual as of December 31, 1998 were as follows:

                                                                        ACCRUAL AS
                                                                            OF
                                                          COST           DECEMBER
                                     PROVISION          INCURRED         31, 1998
                                     ---------          --------         --------
Consolidation of facilities           $   994           $  (994)          $  --
Conversion to new technology            1,849            (1,849)             --
Corporate reorganization                  223              (223)             --
                                      -------           -------           -----
                                      $ 3,066           $(3,066)          $  --
                                      =======           =======           =====

   The accrual for restructuring and integration charges was approximately $3,674 and $6,017 as of December 31, 1998 and 1997.

7.  INVENTORIES

   Inventories consisted of the following as of December 31:

                          1998            1997
                         ------          ------
Raw materials            $3,206          $2,817
Work-in-process           1,354           1,842
Finished goods            2,274           2,256
                         ------          ------
                         $6,834          $6,915
                         ======          ======

8.  PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following as of December 31:

                                                          1998               1997
                                                        --------           --------
Furniture, fixtures and equipment                       $  9,190           $  7,745
Leasehold improvements                                       240                161
                                                        --------           --------
                                                           9,430              7,906
Less accumulated depreciation and amortization            (5,366)            (4,498)
                                                        --------           --------
                                                        $  4,064           $  3,408
                                                        ========           ========

9.  CURRENT LIABILITIES

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


       Current liabilities consisted of the following as of December 31:

                                                1998             1997
                                               -------          -------
Accrued restructuring and integration          $ 3,674          $ 6,017
Accounts payable                                 2,102            1,954
Accrued payroll and related expenses             2,822            2,058
Deferred revenue                                   521              377
Accrued royalties                                   97               96
Accrued warranty                                   107               95
Other accrued expenses                           2,551            2,956
                                               -------          -------
                                               $11,874          $13,553
                                               =======          =======

10.  OPERATING LEASES

   The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term non-cancelable lease agreements that have been accounted for as operating leases. Certain of these leases include scheduled rent increases and renewal options as prescribed by the agreements.

   Future minimum payments by year under long-term non-cancelable operating leases are as follows:


1999                                              $1,050
2000                                                 968
2001                                                 790
2002                                                 752
2003                                                 734
Thereafter                                         2,753
                                                  ------
                                                  $7,047
                                                  ======

   Rental expense charged to operations for all operating leases during 1998, 1997 and 1996 was approximately $1,058, $742, and $630 respectively.

11.  EQUITY

    Common Stock

   On September 26, 1997, the Company distributed to stockholders and common stock option holders of record as of September 5, 1997, .04 shares of Radiance common stock for each share of the Company's common stock outstanding or subject to options. The Company recorded approximately $1,000 in compensation expense, related to the distribution to stock option holders, which consisted of $540 in Radiance common stock and $460 in cash. The compensation expense was based on the closing price of $8.75 per share of Radiance common stock on September 25, 1997. The book value of the Radiance common stock distributed to stockholders totaled $3,019, and was charged to accumulated deficit.

   In February, 1998, the Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to $5,000 of its common stock from time-to-time in the open market or private transactions. During the year ended December 31, 1998, the Company repurchased 860,000 shares of its common stock on the open market at an aggregate cost of approximately $4,839. In September, 1998, the Board of Directors expanded the existing stock repurchase program, such that the Company may, from time-to-time, purchase a total of up to 1.7 million shares of its common stock in open market or private transactions.

   Stockholder Rights Plan

   In October 1998, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each common stockholder receives one "Right" for each share of common stock held. Each Right, once exercisable, entitles the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $35. All Rights expire on October 20, 2008 unless earlier redeemed, exchanged or exercised. At December 31, 1998, the Rights were neither exercisable nor traded separately from the Company's common stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's common stock and in certain other limited circumstances. Upon separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company's common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right.

   Employee Stock Purchase Plan

   In June 1998, EndoSonics established the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") under which a total of 250,000 shares of common stock are reserved. As of December 31, 1998, there were no shares issued under the 1998 Purchase Plan.

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



   Stock Options

   In March 1988 and June 1998, EndoSonics established stock option plans (the "1988 Plan" and the "1998" Plan) under which key employees, directors, officers and consultants may participate. Either incentive stock options or nonstatutory stock options may be granted under the 1988 and 1998 Plan. Option prices are established by the Board of Directors and cannot be less than 85% of the fair market value of a share of common stock on the date of the option grant in the case of nonstatutory options, or 100% of the fair market value in the case of incentive stock options (110% in the case of any options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Options generally vest over periods ranging from one to four years (principally four years) and are exercisable upon vesting over five or ten year terms as specified in the option grants. Certain options granted in 1995 and 1996 have accelerated vesting provisions. Additionally, from 1993 through 1998 the Company has purchased four companies. Pursuant to the terms of the merger agreements, the Company has agreed to the assumption of all of the outstanding stock options previously granted by these four acquired companies. These options are included in the table below. As of December 31, 1998, 4,850,000 common shares were reserved for issuance, 2,105,231 shares were fully exercisable (1,488,072 at December 31, 1997) and 159,350 shares were available for future grant (279,089 at December 31, 1997).

   The following is a summary of the activity, including the range of per share option prices, in the option plans during each of the three years in the period ended December 31, 1998:

                                                                                WEIGHTED
                                         SHARES             OPTION                AVG.
                                          UNDER              PRICE              EXERCISE
                                         OPTION            PER SHARE             PRICE
                                       ----------        -------------       -------------
Outstanding at December 31, 1995        2,050,934         $.167-$16.50       $        8.24
          Granted                         668,685          11.88-16.50               12.18
          Assumptions                          --                   --                  --
          Exercises                      (340,183)           .167-9.75                7.28
          Expirations                          --                   --                  --
          Cancellations                   (61,324)          3.75-13.88               10.92
                                       ----------        -------------       -------------
Outstanding at December 31, 1996        2,318,112           .167-16.50                7.90
                                       ==========        =============       =============
          Granted                       1,057,490           8.93-13.38               10.59
          Assumptions                    (128,467)           .47-13.23                3.05
          Exercises                      (128,041)           .32-13.88                3.75
          Expirations                          --                   --                  --
          Cancellations                  (294,621)          3.75-13.88               11.32
                                       ----------        -------------       -------------
Outstanding at December 31, 1997        3,081,407           .167-16.50                9.00
                                       ==========        =============       =============
          Granted                         660,150           4.50-9.375                8.91
          Assumptions                     398,215            .125-8.60                3.98
          Exercises                      (170,317)           .167-9.75                3.58
          Expirations                     (59,754)          .125-10.84                4.41
          Cancellations                  (165,671)          6.00-13.88                5.35
                                       ----------        -------------       -------------
Outstanding at December 31, 1998        3,744,030        $0.125-$16.50       $        8.39
                                       ==========        =============       =============

No shares purchased under the option plan are subject to repurchase at December 31, 1998.

   The options outstanding at December 31, 1998 have been segregated into ranges for additional disclosure as follows:

                             OPTIONS OUTSTANDING
   -----------------------------------------------------------------------
                    OPTIONS         WEIGHTED-AVERAGE
   RANGE OF      OUTSTANDING AT         REMAINING         WEIGHTED-AVERAGE
   EXERCISE       DECEMBER 31,         CONTRACTUAL            EXERCISE
    PRICES           1998            LIFE (IN YEARS)           PRICE
    ------           ----            ---------------           -----
$ 0.125- $4.99      405,715               7.2                 $ 2.27
$ 5.00 -  9.49    2,057,762               7.7                   7.58

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  9.50 -  12.49      710,704          7.5            11.19
$12.50 - $20.00      569,849          7.6            13.47
                   ---------          ---           ------
                   3,744,030          7.6           $ 8.39
                   =========          ===           ======

                   OPTIONS EXERCISABLE
---------------------------------------------------------------
                         OPTIONS
   RANGE OF              CURRENTLY
   EXERCISE            EXERCISABLE AT         WEIGHTED-AVERAGE
    PRICES            DECEMBER 31, 1998        EXERCISE PRICE
----------------      -----------------       ----------------
$ 0.125- $ 4.99            270,837               $ 2.67
  5.00 -   9.49          1,014,576                 7.80
  9.50 -  12.49            439,384                11.13
$12.50 - $20.00            380,434                13.55
                         ---------               ------
                         2,105,231               $ 8.87
                         =========               ======

   Pro forma information regarding net loss and loss per share is required by Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                     1998         1997         1996
                                  ----------   -----------   ---------------
  Risk free interest rates         4.2-5.67%    5.5 - 6.6%      6.1 - 6.7%
  Expected volatility                 113%          101%            109%
  Expected dividend yield              --            --             --
  Expected life (in years)          7 to 10      7 to 10        5 to 8.25

   The weighted-average fair value on the date of grant for options granted during 1998, 1997 and 1996 was $6.02, $9.25 and $10.90 respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                           1998         1997         1996
                                        ----------   ---------    ---------
         Pro forma net loss              ($13,728)   ($49,096)    ($10,642)
         Pro forma loss per share          ($0.83)     ($3.35)      ($0.80)

12. INCOME TAXES

   The provision for income taxes for the year ended December 31, 1998 consists of currently payable federal, state, and foreign taxes of $97, $13, and $112, respectively.

                                      1998         1997         1996
                                   ----------   ---------    ------------
  Federal
            Current                   $  97         $137         $    -
            Deferred                      -            -              -
                                   --------     --------       --------

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Total federal                                 $     97       $    137       $     --
                                               --------       --------       --------
State
          Current                              $     13       $     38       $     --
          Deferred                                   --             --             --
                                               --------       --------       --------
          Total state                          $     13       $     38       $     --
                                               --------       --------       --------
Foreign provision                              $    112             --             --
                                               ========       ========       ========
Income taxes                                   $    222       $    175       $     --

                                               ========       ========       ========

   The income tax provisions differ from the amount computed by applying the federal statutory rate (35% used in each year presented) to income (loss) before income taxes. A reconciliation to the statutory federal income tax rate is as follows:

                                           1998           1997           1996
                                         --------       --------       --------
Statutory federal income tax             $ (2,650)      $(16,474)      $ (2,507)

State income taxes, net of
  federal benefit                               8             25             --
In-process research and development         3,888         15,050             --
Foreign taxes                                 112
Distributions of appreciated property          --            993             --
Net operating loss utilization             (1,663)        (2,042)            --
Valuation allowance increases                 527          2,571          2,507
Other                                          --             52             --
                                         --------       --------       --------
Provision for income taxes               $    222       $    175       $     --
                                         ========       ========       ========

    Significant components of the Company's deferred tax assets are as follows at December 31, 1998:

                                                      1998               1997
                                                    --------           --------
Deferred tax assets:
       Net operating loss
        carryforwards                               $ 17,880           $ 17,850
       Research and development
          and other tax credit                         3,011              2,293
         carryforwards
       Other                                           5,355              7,322
                                                    --------           --------
       Total deferred tax assets                      26,246             27,465
Deferred tax liabilities:
       Intangible assets                              (4,474)            (2,264)
       Investment basis                               (1,863)            (3,173)
           differences
                                                    --------           --------
       Total deferred tax
           liabilities                                (6,337)            (5,437)
                                                    --------           --------
Net deferred tax assets                               19,909             22,028
Valuation allowance                                  (19,909)           (22,028)
                                                    --------           --------
Deferred tax asset                                  $     --           $     --
                                                    ========           ========

   Income tax payments were $212 in 1998, $93 in 1997 and $0 in 1996. The valuation allowance increased by $4,415 in 1997, and decreased by $275 in 1996.

   At December 31, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $50,000 and $8,500, respectively, which expire in the years 1999 through 2018. At December 31, 1998, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes of approximately $2,363 and $986, respectively, which expire in the years 2005 through 2011.

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

13.  CONTINGENCIES

   In October, 1998, the Company entered into a five-year litigation standstill agreement with Intravascular Research Limited with respect to certain intellectual property claims. The agreement includes the dismissal without prejudice of a pending Delaware lawsuit involving patent infringement claims. The agreement does not toll any potential patent infringement damages which may be accruing. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

   The Company is subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

                             ENDOSONICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended December 31, 1998, 1997, 1996

           COLUMN A                  COLUMN B          COLUMN C          COLUMN D        COLUMN E
-------------------------------     ----------  ---------------------- -----------      ------------
                                                     ADDITIONS
                                                ----------------------
                                    BALANCE AT  CHARGES TO  CHARGED TO                   BALANCE AT
                                     BEGINNING   COST AND    OTHER                        END OF
         DESCRIPTION                OF PERIOD   EXPENSES   ACACCOUNTS                     PERIOD
-------------------------------     ----------  ---------  -----------                   --------

YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts      $    562   $      9   $     --    $    221(2)       $    350

Accrued warranty expenses            $     95   $     12   $     --    $     --          $    107
                                     --------   --------   --------    --------          --------

YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts      $    646   $     81   $     --    $ 165(2) (4)      $    562

Accrued warranty expenses            $    295   $    440   $    640    $     --          $     95
                                     --------   --------   --------    --------          --------

YEAR ENDED DECEMBER 31, 1996

Allowance for doubtful
accounts                             $    360   $    497   $           $   (211)(2)      $    646

Accrued warranty expenses            $    280   $    350   $           $   (335)(1)(3)   $    295
                                     --------   --------   --------    --------          --------


-------------

(1) Deductions represent actual warranty expenses charged against the accrual.

(2) Deductions represent accounts written off, net of recoveries.

(3) Deductions represent impact of Radiance Medical Systems, Inc. initial public offering.

(4) Deductions represent impact of Cardiometrics acquisition.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  51
Consolidated Balance Sheets.................................  52
Consolidated Statements of Operations.......................  53
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency)...............................................  54
Consolidated Statements of Cash Flows.......................  55
Notes to Consolidated Financial Statements..................  56

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

No interest expense has been charged on the net payable due to EndoSonics. The following is an analysis of the payable to EndoSonics:

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                              YEAR-ENDED
                                                                              DECEMBER 31,
                                                                        ------------------------
                                                                           1995           1996
                                                                        ---------      ---------
Beginning balance ..................................................    $   2,554      $   2,537
Inventory purchases ................................................          172             --
Corporate cost allocations .........................................          340            156
Cash disbursements made by EndoSonics on behalf of CVD..............          312             --
Cash collections made by EndoSonics on behalf of CVD................         (700)            --
Cash payments to EndoSonics ........................................           --         (2,693)
Cash disbursements made by CVD on behalf of EndoSonics and other ...
                                                                             (141)            --
                                                                        ---------      ---------
Ending balance .....................................................    $   2,537      $      --
                                                                        =========      =========
Average balance during period ......................................    $   2,551      $   1,974
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


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION

2.1(1) Agreement and Plan of Reorganization dated as of June 9, 1993 among the Company, EndoSonics Acquisition Corporation and Radiance Medical
            Systems, Inc. ("Radiance").

2.2(1) First Amendment dated as of June 30, 1993 to the Agreement and Plan of Reorganization among the Company, EndoSonics Acquisition
            Corporation and Radiance.

2.3(8)      Agreement and Plan of Reorganization between EndoSonics and
            Cardiometrics, Inc.

3.1(2)      Certificate of Incorporation.

3.2(4)      Amended Bylaws.

4.1(2)      Specimen Certificate of Common Stock.

4.2(3)      Loan and Warrant Purchase Agreement dated May 19, 1988.

4.3(11) Preferred Shares Rights Agreement, dated as of October 20, 1998, between EndoSonics and ChaseMellon Shareholder Services, L.L.C.

10.1(3) Series F Preferred Stock Purchase Agreement dated February 1, 1991 between EndoSonics and Esaote Biomedica S.p.A. ("Esaote") and
            Registration Rights and Right of First Offer Agreement.

10.2(3) Distribution Agreement dated February 28, 1990 between EndoSonics and Fukuda Denshi Co., Ltd.

10.3(3)     Distribution Agreement dated as of January 31, 1991 between
            EndoSonics and Esaote.

10.4(3)     Line of Credit Agreement between EndoSonics and Wells Fargo Bank,
            N.A. dated November 19, 1990.

10.5(3)     Lease dated October 31, 1991 between EndoSonics and Olympia
            Investments, Inc. for the Pleasanton facilities.

10.6(3)     Lease dated May 1, 1990 between the Company and Commonwealth Growth
            Fund I and the Rancho Cordova facilities and Amendment to Lease dated January 9, 1992.

10.7(3)     1988 Stock Option Plan and forms of a Stock Option Agreement and a
            Stock Purchase Agreement.

10.8(3)     1984 Restricted Stock Purchase Plan and form of a Stock Purchase
            Agreement.

10.9(3) Form of Indemnification Agreement between EndoSonics and directors of the Company.

10.10(5)    Form of Domestic Distribution Agreement.

10.11(4) Supplemental Stock Purchase Agreement dated June 5, 1992, by and between the EndoSonics and Radiance.

10.12(4)    Stock Purchase Agreement dated June 5, 1992, by and between the
            EndoSonics and Radiance.

10.13(4)    Product Development Agreement dated June 5, 1992, by and between the
            EndoSonics and Radiance.

10.14(6)    Distribution Agreement dated May 28, 1993 between Radiance and
            Fukuda Denshi Co., Ltd.

10.15(6) Micro Motor Catheter and Instrument Development Agreement, Funding and Option Agreement, Escrow and License agreement, and Distribution
            Agreement dated October 1993 between EndoSonics and Du-MED.

10.16(9)    Stock Purchase and Technology License Agreement dated September 10,
            1994 by and among EndoSonics, Radiance and SCIMED Life Systems, Inc.

10.17(9)    Exclusive Distribution Agreement dated November 1, 1994 between
            Cordis S.A. and EndoSonics, as amended on December 20, 1994.

10.18(7) Imaging/Therapeutic Combination Devices Development Agreement dated as of February 2, 1996 by and between Cordis Corporation ("Cordis") and EndoSonics.

10.19(7) Exclusive Distribution Agreement dated February 2, 1996 by and between Cordis and EndoSonics.

10.20(10)   Stockholder Agreement dated June 19, 1996 between EndoSonics and
            Radiance.


10.21(10)   License Agreement dated February 6, 1997 between EndoSonics and
            Radiance.

10.22(11)   Distribution Agreement dated August 31, 1998, between EndoSonics and
            Fukuda Denshi Co., Ltd.

10.23(11)   Amendment to the Distribution Agreement (June 28, 1997) dated August
            31, 1998, between EndoSonics, Navius Corporation and Fukuda Denshi
            Co., Ltd.

10.24(11)   Research and Development Agreement dated August 31, 1998, between
            EndoSonics and Fukuda Denshi Co., Ltd.

10.25(11)   Common Stock Purchase Agreement dated October 7, 1998, between
            EndoSonics and Fukuda Denshi Co., Ltd.

10.26(11)   Investors' Rights Agreement dated September 21, 1998, between
            EndoSonics and Fukuda Denshi Co., Ltd.

10.27* Distribution Agreement dated December 15, 1998, between EndoSonics and JOMED N.V.

10.28*      IVUS Guided Stent Delivery System Development, Supply and
            Distribution Agreement dated December 15, 1998 between EndoSonics and JOMED N.V.

10.29       Certificates of Ownership and Merger, dated September 1998,
            Merging Microsound Corporation into EndoSonics Corporation.

23.1        Consent of Ernst & Young LLP, Independent Auditors.

23.2        Consent of KPMG LLP, Certified Public Accountants.

24.1 Power of Attorney. (Reference is made to page 33 of this Report on Form 10-K/A.)

27.1        Financial Data Schedule.

------------

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

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 21, 1995.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 19, 1997.

(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 15, 1998, for the quarter ended September 30, 1998.