Form 10-Q
period 1999-03-31
ENDOSONICS CORP
filed 1999-05-17
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the Quarter Ended March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the transition period from __________ to _____________

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


                                 Yes [X] No [ ]

On May 7, 1999, the registrant had outstanding 17,471,501 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

This report on Form 10-Q including all exhibits, contains 16 pages.

                             ENDOSONICS CORPORATION
                                    FORM 10-Q
                                  FIRST QUARTER

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

               Condensed consolidated balance sheets at March 31, 1999 and
                        December 31, 1998 .........................................       3

               Condensed consolidated statements of operations for the three months
                        ended March 31, 1999 and 1998 .............................       4

               Condensed consolidated statements of cash flows for the
                        three months ended March 31, 1999 and 1998 ................       5

               Notes to condensed consolidated financial statements ...............       6

Item 2. Management's discussion and analysis of financial condition
               and results of operations ..........................................      10

Part II. Other Information  Information

Item 1 through 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders .......................      15


Item 5. Not Applicable

Item 6  Exhibits and Reports on Form 8K ...........................................      15

      (a) Exhibits:

            Exhibit 27 - Financial Data Schedule ..................................      15

Signatures ........................................................................      16

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                                  March 31,         December 31,
                                                                    1999               1998
                                                                  ---------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $   2,147          $   8,749
  Short-term investments                                             21,152             16,269
  Trade accounts receivable, net                                     16,430             13,725
  Inventories                                                         7,860              6,834
  Accrued interest receivable and other current assets                1,071                560
                                                                  ---------          ---------
        Total current assets                                         48,660             46,137
Property and equipment, net                                           4,969              4,064
Investment in Radiance Medical Systems, Inc.                          5,571              4,137
Intangible assets, net                                               11,931             12,392
                                                                  ---------          ---------
                                                                  $  71,131          $  66,730
                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable and accrued expenses                           $   8,949          $   8,200
  Accrued restructuring and integration expenses                      3,374              3,674
                                                                  ---------          ---------
      Total current liabilities                                      12,323             11,874
Other liabilities                                                       584                604
                                                                  ---------          ---------
        Total liabilities                                            12,907             12,478

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
     5,000,000 shares authorized, no shares issued
     and outstanding                                                     --                 --
Common stock, $.001 par value; 25,000,000 shares
     authorized, and 17,765,903 and 17,590,120
shares issued and outstanding as of March 31,
     1999 and December 31, 1998 respectively                             19                 18
Additional paid-in capital                                          178,574            176,433
Common stock in treasury, at cost, 941,480 shares                    (5,580)            (4,839)
Accumulated other comprehensive gain (loss)                              47             (1,305)
Accumulated deficit                                                (114,836)          (116,055)
                                                                  ---------          ---------
       Total stockholders' equity                                    58,224             54,252
                                                                  ---------          ---------
                                                                  $  71,131          $  66,730
                                                                  =========          =========


                             See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                Three Months Ended March 31,
                                                                  1999                 1998
                                                              ------------         ------------
Revenues:
     Product sales                                            $     11,500         $      8,725
     Contract revenue                                                  561                  300
                                                              ------------         ------------
Total revenue                                                       12,061                9,025

Cost of sales                                                        5,864                5,000
                                                              ------------         ------------
Gross margin                                                         6,197                4,025

Operating expenses:
   Research, development and clinical                                1,550                1,845
   Marketing and sales                                               2,277                2,094
   General and administrative                                          935                1,579
  Amortization of intangibles                                          461                  267
                                                              ------------         ------------
            Total operating expenses                                 5,223                5,785

Income (loss) from operations                                          974               (1,760)

Equity in net loss of Radiance Medical Systems, Inc.                    --                 (158)

Other income:
   Interest income                                                     314                  227
  Gain realized on sale of Radiance Medical
     Systems, Inc., common stock                                        --                  610
                                                              ------------         ------------
         Total other income                                            314                  837
                                                              ------------         ------------
Net income (loss) before provision for income taxes                  1,288               (1,081)
Provision for income taxes                                              52                   --
                                                              ------------         ------------
Net income (loss)                                             $      1,236         $     (1,081)
                                                              ============         ============

Basic net income (loss) per share                             $       0.07         $      (0.07)
                                                              ============         ============
Diluted net income (loss) per share                           $       0.07         $      (0.07)
                                                              ============         ============
Shares used in computing net income (loss) per share:
       Basic                                                    17,576,127           16,174,407
                                                              ------------         ------------
       Effect of dilutive common stock options                     707,399                   --
                                                              ------------         ------------
       Diluted                                                  18,283,526           16,174,407
                                                              ============         ============


                             See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                      1999              1998
                                                                    --------          --------
Cash flows from operating activities
Net income (loss)                                                   $  1,236          $ (1,081)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
          Depreciation and amortization                                  745               775
        Gain on sale of Radiance Medical Systems, Inc.
             common stock                                                 --              (610)
          Equity in net loss Radiance Medical Systems, Inc.               --               158
          Net changes in :
               Operating assets                                       (4,571)            3,601
               Operating liabilities                                     943              (861)
                                                                    --------          --------
Net cash provided by (used in) operating activities                   (1,647)            1,982
                                                                    --------          --------

Cash flows from investing activities:
     Purchase of short-term investments                              (10,169)           (3,944)
    Proceeds from sale of Radiance Medical Systems, Inc.
         common stock                                                     --             3,552
     Maturities of short-term investments                              5,285             7,129
     Capital expenditures for property and equipment                  (1,194)             (612)
                                                                    --------          --------
Net cash provided by (used in) investing activities                   (6,078)            6,125
                                                                    --------          --------

Cash flows from financing activities:
     Purchase of treasury stock                                         (938)               --
     Proceeds from exercise of stock options                           2,142                72
                                                                    --------          --------
Net cash provided by financing activities                              1,204                72
                                                                    --------          --------

Effect of exchange rate changes on cash and
     cash equivalents                                                    (81)                5
                                                                    --------          --------

Net increase (decrease) in cash and equivalents                       (6,602)            8,184
Cash and equivalents, beginning of period                              8,749            13,889
                                                                    ========          ========
Cash and equivalents, end of period                                 $  2,147          $ 20,073
                                                                    ========          ========


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at March 31, 1999 and the consolidated results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period balances to conform with current period presentations.

INVESTMENTS

In accordance with SFAS 115, the Company has classified its investment portfolio as available-for-sale. Unrealized gains (losses) on available-for-sale securities are recorded as a separate component of other comprehensive income.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first in, first out
(FIFO) cost basis, or market value. Inventories consist of the following:

                       March 31,      December 31,
                         1999           1998
                        ------         ------
Raw materials           $2,686         $3,206
Work-in-process          2,596          1,354
Finished goods           2,578          2,274
                        ------         ------

Total                   $7,860         $6,834
                        ======         ======


3. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of net loss per share because their effect is antidilutive. Conversely, common equivalent shares from stock options are included in the computation of net income per share to the extent that the impact is dilutive.

At March 31, 1999 and December 31, 1998, the Company had outstanding options to purchase 3,564,714 and 3,744,030 shares of common stock, respectively (with exercise prices ranging from $0.32 to $16.50) and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods.

4. COMPREHENSIVE INCOME (LOSS)

The following table sets forth the computation of comprehensive income:

                                                                         Three months ended March 31,
                                                                              1999            1998
                                                                           -------         -------
Net income (loss)                                                          $ 1,236         $(1,081)

Other comprehensive income:
Unrealized gain on available
     for sale securities (net of tax of $390 and $678 in 1999
     and 1998, respectively)                                                   725           1,260
Foreign currency translation (net of tax of $20 and $2 in 1999 and
     1998, respectively)                                                        36               3
                                                                           -------         -------
Comprehensive income                                                       $ 1,997         $   182
                                                                           =======         =======

5. RESTRUCTURING AND OTHER CHARGES

The elements of the accrual for restructuring and integration charges as of March 31, 1999 are as follows:

                              Accrual as of                 Accrual as of
                               December 31,      Cost         March 31,
                                  1998         Incurred         1999
                              -------------    --------     -------------
Corporate reorganization         $3,674         $  300         $3,374
                                 ======         ======         ======


6. STOCK REPURCHASE

The Board of Directors has authorized a stock repurchase program whereby the Company may repurchase up to 1.7 million shares of its common stock from time-to-time in the open market or private transactions. As of December 31, 1998, the Company had repurchased 860,000 shares of its common stock on the open market at an aggregate cost of approximately $4,839. During the quarter ended March 31, 1999, the Company repurchased an additional 110,000 shares of its common stock on the open market at an aggregate cost of approximately $938. Also, during the quarter ended March 31, 1999, 28,520 shares of common stock held in treasury were re-issued to participants of the Company's Employee Stock Purchase Plan at prices ranging from $4.0375 to $7.3313 per share. As a result, a total of 941,480 shares were held in treasury at March 31, 1999 at an aggregate cost of approximately $5,580.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to transition to new distribution arrangements in Europe and North America, the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For a discussion of these and other factors, please see "Risk Factors" in the Company's Annual Report on Form 10-K (starting at page 20) for the fiscal year ended December 31, 1998.

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

     Radiance Medical Systems, Inc., formerly a majority-owned subsidiary of the Company, designs, develops, manufactures and markets catheters used to treat certain vascular diseases. Radiance's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. Radiance completed its initial public offering in June of 1996 and, as a result, its assets, liabilities and results of operations are no longer included in the Company's consolidated financial statements. At March 31, 1999, the Company held approximately 15% of the outstanding shares of the Common Stock of Radiance and accounted for its investment on the cost method.

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

     The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could materially adversely affect the Company's business financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions over the useful lives of such assets. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development, and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

RESULTS OF OPERATIONS

FIRST QUARTER OF 1999 COMPARED TO THE SAME PERIOD IN 1998

Total Revenue. Total revenue increased 34% to $12.1 million for the first quarter of 1999, from $9.0 million in the first quarter of 1998. Revenues for the IVUS business increased by 47%, or $2.7 million due primarily to an increase in sales in Europe over 1998 levels due in part to the Company's strategic alliance with JOMED BV. Revenues for the Cardiometrics business decreased by 14% or $0.4 million due to a decline in shipments of FloMap and WaveMap products. This decline was not fully offset by the increase in FloWire and WaveWire shipments. Export sales comprised approximately 68% of total revenues in first quarter of 1999 as compared to 73% in the first quarter of 1998. The Company expects that export sales will continue to represent a substantial portion of the Company's revenue in future periods.

Cost of Sales. Cost of sales as a percentage of total revenues decreased to 49% for the first quarter of 1999 from 55% for the first quarter of 1998. Cost of sales as a percentage of total revenues decreased due in part to higher average selling prices of IVUS products resulting from an improved geographical mix as well as the Company's decision to transition from distribution relationships to a direct sales approach in certain geographical regions. In addition, in 1998 cost of sales included certain start-up costs related to the ramp up of manufacturing of Company's WaveWire catheter. These costs were not present in 1999. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses decreased by $0.2 million to $1.6 million for the first quarter of 1999 from $1.8 million for the first quarter of 1998. As part of a strategic alliance with Fukuda, the Company recognized approximately $0.5 million in research and development funding, which offset certain first quarter expenditures. Excluding the reimbursement from Fukuda research and development expenses totaled approximately $2.1 million, which represents an increase of $0.3 million or 17% from the first quarter of 1998. The increase is due primarily to Navius' research and development expenses which are included in the first quarter 1999 operating results as a consequence of the Company's August 1998 acquisition of Navius.

Marketing and Sales. Marketing and sales expenses increased to $2.3 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998. The increase is due to increased staffing and marketing programs related to staffing a direct sales force in the United States and Germany. The increased expense was offset by a 34% increase in revenues. As a result marketing and sales expense as a percentage of revenues decreased to 19% in the first quarter of 1999 as compared to 23% for the same period in 1998.

General and Administrative. General and administrative expenses decreased by $0.6 million dollars or 41% to $0.9 million dollars for the first quarter of 1999 compared to $1.6 million dollars for the first quarter of 1998. The reduction is due primarily to a reduction in legal expenses related to patent litigation which was ongoing in the first quarter of 1998.

Amortization of Intangibles. Amortization of intangibles increased to $0.5 million in the first quarter of 1999 from $0.3 million in the first quarter of 1998. The amortization relates to goodwill and other intangible assets acquired in the acquisition of Navius in August 1998 and

Cardiometrics in July 1997. Goodwill and other intangibles are being amortized over periods ranging from three-to-nine years.

Equity in Loss of Radiance Medical Systems, Inc. There was no equity in net loss of Radiance Medical Systems, Inc. (RADX) in the first quarter of 1999, as compared to $0.2 million in the first quarter of 1998. Since February 1998, the Company's ownership in RADX has been less than 20%.

Other Income. Other income decreased to $0.3 million in the first quarter of 1999 as compared to $0.8 million in the first quarter of 1998. In the first quarter of 1998 the Company recognized a gain of $0.6 million from the sale or Radiance Medical Systems, Inc. (RADX) common stock. The Company did not sell any RADX common stock in the first quarter of 1999.

Net Income (Loss). Net income was $1.2 million , or $0.07 per share, in the first quarter of 1999 as compared to a net loss of ($1.1) , or ($0.07) per share, in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1999, the Company had cash and equivalents of $2.1 million, short-term investments of $21.2 million and no borrowings or credit facilities. Net cash provided by (used in) operations was ($1.6) million in the first quarter of 1999 as compared to $2.0 million in the first quarter of 1998. The deterioration is due primarily to an increase in accounts receivables and other current assets.

Net cash provided by (used in) investing activities was ($6.0) million in the first quarter of 1999 as compared to $6.1 million in the first quarter of 1998. The decrease is due primarily to the purchase of $10 million in short-term investments and the acquisition of $1.2 million in property, plant and equipment in the first quarter of 1999.

Net cash provided by financing activities was $1.2 million in the first quarter of 1999 as compared to $0.1 in the first quarter of 1998. The increase is due primarily to the $2.1 million in proceeds from the exercise of common stock options, offset partially by the acquisition of $0.9 million in treasury stock.

The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts and working capital purposes. The Company believes that its existing cash, cash equivalents, and short-term investments as of March 31, 1999 will be sufficient to meet the Company's operating expenses and capital requirements through 1999. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

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



                                     ENDOSONICS CORPORATION




                                     /s/ REINHARD J. WARNKING
                                     --------------------------------
                                     Reinhard J. Warnking
                                     President and
                                     Chief Executive Officer

                                     Date:  May 14, 1999




                                     /s/   RICHARD L. FISCHER
                                     --------------------------------
                                     Richard L. Fischer
                                     Vice President, Finance and
                                     Chief Financial Officer

                                     Date:  May 14, 1999




                                     /s/     KATHLEEN E. REDD
                                     --------------------------------
                                     Kathleen E. Redd
                                     Corporate Controller and
                                     Principal Accounting Officer

                                     Date:  May 14, 1999

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
EXHIBIT 27        FINANCIAL DATA SCHEDULE
