Form 10-Q
period 1999-06-30
ENDOSONICS CORP
filed 1999-08-16
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       For the Quarter Ended June 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from __________ to __________

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

                                Yes [X]   No [ ]

On August 3, 1999, the registrant had outstanding 17,410,733 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

                             ENDOSONICS CORPORATION
                                    Form 10-Q
                                 Second Quarter

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements

          Condensed consolidated balance sheets at June 30, 1999 and
             December 31, 1998..............................................  3

          Condensed consolidated statements of operations for the three months and six months ended June 30, 1999 and 1998.............  4

          Condensed consolidated statements of cash flows for the
             six months ended June 30, 1999 and 1998........................  5

          Notes to condensed consolidated financial statements..............  6

Item 2.   Management's discussion and analysis of financial condition and results of operations......................................  8

Part II.  Other Information

Item 1 through 3. Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders............... 18

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8K................................... 18

          (a)  Exhibits:

               Exhibit 27 - Financial Data

Schedule....................................................................

Signatures.................................................................. 19

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                       June 30,       December 31,
                                                         1999            1998
                                                       ---------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                            $     738       $   8,749
  Short-term investments                                  20,971          20,406
  Trade accounts receivable, net                          20,188          13,725
  Inventories                                             10,816           6,834
  Accrued interest receivable and
     other current assets                                    446             560
                                                       ---------       ---------
        Total current assets                              53,159          46,137
Property and equipment, net                                5,369           4,064
Intangible assets, net                                    11,470          12,392
                                                       ---------       ---------
                                                       $  69,998       $  66,730
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                $  10,424       $   8,200
  Accrued restructuring and
     integration expenses                                  2,069           3,674
                                                       ---------       ---------
        Total current liabilities                         12,493          11,874
Other liabilities                                            568             604
                                                       ---------       ---------
        Total liabilities                                 13,061          12,478

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
     5,000,000 shares authorized, no shares
     issued and outstanding                                   --              --
Common stock, $.001 par value; 25,000,000 shares
     authorized, and 17,515,594 and
     17,590,120 shares issued and
     outstanding as of June 30, 1999
     and December 31, 1998 respectively                       19              18
Additional paid-in capital                               178,655         176,433
Common stock in treasury, at cost, 1,241,480
     and 860,000 shares at June 30, 1999 and
     December 31, 1998 respectively                       (7,124)         (4,839)
Accumulated other comprehensive loss                      (1,536)         (1,305)
Accumulated deficit                                     (113,077)       (116,055)
                                                       ---------       ---------
       Total stockholders' equity                         56,937          54,252
                                                       ---------       ---------
                                                       $  69,998       $  66,730
                                                       =========       =========

See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                    Three months ended June 30,        Six months ended June 30,
                                                    ----------------------------      ----------------------------
                                                        1999            1998              1999            1998
                                                    ------------    ------------      ------------    ------------
Total revenue                                       $     13,965    $     10,091      $     26,026    $     19,116
Cost of sales                                              6,515           4,533            12,379           9,533
                                                    ------------    ------------      ------------    ------------
       Gross profit                                        7,450           5,558            13,647           9,583

Operating expenses:
   Research, development and clinical                      2,100           1,751             3,650           3,596
   Marketing and sales                                     2,808           2,013             5,085           4,107
   Restructuring                                            (738)             --              (738)             --
   General and administrative                              1,246           1,011             2,181           2,590
   Amortization of intangibles                               462             267               923             534
                                                    ------------    ------------      ------------    ------------
       Total operating expenses                            5,878           5,042            11,101          10,827
                                                    ------------    ------------      ------------    ------------

Income (loss) from operations                              1,572             516             2,546          (1,244)

Equity in net loss of Radiance
   Medical Systems, Inc.                                      --              --                --            (158)

Other income (expense):
   Interest income                                           260             363               574             590
   Gain realized on sale of common shares
     of Radiance Medical Systems, Inc.                        --             129                --             739
                                                    ------------    ------------      ------------    ------------
       Total other income                                    260             492               574           1,329
                                                    ------------    ------------      ------------    ------------
Net income (loss) before tax                               1,008           3,120
                                                                                             1,832             (73)
Tax Provision                                                 73              --               125              --
                                                    ------------    ------------      ------------    ------------
Net income (loss)                                   $      1,759    $      1,008      $      2,995    $        (73)
                                                    ============    ============      ============    ============
Basic net income (loss) per share                   $       0.10    $       0.06      $       0.17    $      (0.01)
                                                    ============    ============      ============    ============
Diluted net income (loss) per share                 $       0.10    $       0.06      $       0.16    $      (0.01)
                                                    ============    ============      ============    ============
Shares used in computing net income
   (loss) per share:
       Basic                                          17,754,644      15,838,119        17,876,553      16,006,263
       Effect of dilutive common stock options           243,699         113,801           451,163            --
                                                    ------------    ------------      ------------    ------------
       Diluted                                        17,998,343      15,951,920        18,327,716      16,006,263
                                                    ============    ============      ============    ============

See accompanying notes

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Six months ended June 30,
                                                            -------------------------
                                                               1999           1998
                                                             --------       --------
Cash flows from operating activities
Net income (loss)                                            $  2,995       $    (73)
   Adjustments to reconcile net income (loss) to net
   Cash provided by (used in) operating activities:
      Depreciation and amortization                             1,470            961
      Gain on sale of common shares of Radiance
      Medical Systems, Inc.                                        --           (739)
   Equity in net loss of Radiance Medical
   Systems, Inc.                                                   --            158
   Net changes in :
      Operating assets                                        (11,166)         3,510
      Operating liabilities                                     1,624         (2,482)
                                                             --------       --------
Net cash provided by (used in)
   operating activities                                        (5,077)         1,335
                                                             --------       --------

Cash flows from investing activities:
   Purchase of short-term investments                         (10,169)       (14,431)
   Proceeds from sale of Radiance Medical
      Systems, Inc. common stock                                   --          3,942
   Maturities of short-term investments                         9,435          9,147
   Capital expenditures for property and equipment             (1,859)          (524)
                                                             --------       --------
Net cash used in investing activities                          (2,593)        (1,866)
                                                             --------       --------

Cash flows from financing activities:
   Treasury shares acquired                                    (2,482)        (3,268)
   Proceeds from exercise of stock options                      2,223             78
                                                             --------       --------
Net cash used in financing activities                            (259)        (3,190)
                                                             --------       --------

Effect of exchange rate changes on cash and
  cash equivalents                                                (82)             4
                                                             --------       --------

Net decrease in cash and equivalents                           (8,011)        (3,717)
Cash and equivalents, beginning of period                       8,749         13,889
                                                             ========       ========
Cash and equivalents, end of period                          $    738       $ 10,172
                                                             ========       ========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)
               (In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at June 30, 1999 and the consolidated results of its operations and cash flows for the six month periods ended June 30, 1999 and 1998. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K.

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

2.   Inventories

Inventories are stated at the lower of cost, determined on a first in, first out
(FIFO) cost basis, or market value. Inventories consist of the following:

                               June 30,      December 31,
                                1999            1998
                               -------       -----------
     Raw materials             $ 4,137         $ 3,206
     Work-in-process             4,445           1,354
     Finished goods              2,234           2,274
                               -------         -------
          Total                $10,816         $ 6,834
                               =======         =======

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

At June 30, 1999 and December 31, 1998 the Company had outstanding options to purchase 3,633,214 and 3,744,030 shares of common stock, respectively (with exercise prices ranging from $0.32 to $16.50) and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods.

4.   Comprehensive Income

The following table sets forth the computation of comprehensive income:

                                                     Three months ended June 30,
                                                         1999           1998
                                                       --------       --------
Net income (loss)                                      $  1,759       $  1,008

Other comprehensive income:
Unrealized gain on available for sale
      securities (net tax of $64 and $0
      in 1999 and 1998, respectively)                    (1,539)           366
Foreign currency translation (net tax
      of $1 and $0 in 1999 and 1998,
      respectively)                                          21             (1)
                                                       --------       --------
Comprehensive income                                   $    241       $  1,373
                                                       ========       ========


                                                      Six months ended June 30,
                                                         1999           1998
                                                       --------       --------
Net income (loss)                                      $  2,995       $     73

Other comprehensive income:
Unrealized gain on available for sale
      securities (net tax of $7 and $0
      in 1999 and 1998, respectively)                      (162)         2,304
Foreign currency translation (net tax
      of $2 and $0 in 1999 and 1998,
      respectively)                                         (58)            (4)
                                                       --------       --------

Comprehensive income                                  $   2,775       $  2,227
                                                       ========       ========

5.   Restructuring and Other Charges

During the second quarter of 1999, the Company determined that certain accrued costs related to the cancellation of certain distribution agreements would most likely not be recognized. Accordingly, $738 in accrued restructuring reserves was reversed during the quarter. The elements of the accrual for restructuring and integration charges as of June 30, 1999 are as follows:

                               Accrual as of
                                December 31,      Cost      Restructuring    Accrual as of
                                   1998         Incurred       Decrease      June 30, 1999
----------------------------   -------------    --------    -------------    -------------
Corporate reorganization          $ 3,674        $ (867)       $ (738)          $ 2,069
                               =============    ========    =============    =============


6.   Stock Repurchase

The Board of Directors has authorized a stock repurchase program whereby the Company may repurchase up to 1.7 million shares of its common stock from time-to-time in the open market or private transactions. As of December 31, 1998, the Company had repurchased 860,000 shares of its common stock on the open market at an aggregate cost of approximately $4,839. During the six months ended June 30, 1999, the Company repurchased an additional 410,000 shares of its common stock on the open market at an aggregate cost of approximately $2,482. Also, during the six months ended June 30, 1999, 28,520 shares of common stock held in treasury were re-issued to participants of the Company's Employee Stock Purchase Plan at prices ranging from $4.0375 to $7.3313 per share. As a result, a total of 1,241,480 shares were held in treasury at June 30, 1999 at an aggregate cost of approximately $7,124.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report of Form 10-Q contains forward-looking statements. These statements are generally indicated by words or phrases such as "anticipates", "estimates", "projects", "believes", "intends", "expects", and similar words and phrases. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to transition to new distribution arrangements in Europe and North America, the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For discussion of these and other factors, please see "Risks Factors" on page 13 of this Form 10-Q and in the Company's Annual Report on Form 10-K (starting on page 20) for the fiscal year ended December 31, 1998.

Results of Operations

Second quarter of 1999 compared to the same period in 1998

Total Revenue. Total revenue increased 38% to $14.0 million for the second quarter of 1999, from $10.1 million for the second quarter of 1998. Revenues for the IVUS business increased by 20%, or $1.5 million, due primarily to an increase in direct and distributor sales in Europe over 1998 levels. Revenues for the Cardiometrics business increased by 47% or $1.2 million due, in part, to an increase in Wavewire shipments. Export sales comprised approximately 70% of total revenues in second quarter of 1999 as compared to 72% in the second quarter of 1998. The Company expects that export sales will continue to represent a substantial portion of the Company's revenue in future periods.

Cost of Sales. Cost of sales as a percentage of product sales increased slightly to 47% for the second quarter of 1999, as compared to 45% for the second quarter of 1998. Cost of sales as a percentage of total revenues increased due, in part, to a shift in the distributor/direct-sale ratio in certain geographic regions.

In general, sales to distributors carry a lower gross margin than direct sales. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses increased to $2.1 million for the second quarter of 1999 from $1.8 million for the second quarter of 1998. In the second quarter of 1999, the Company recognized approximately $0.5 million in research and development funding which offset certain expenses. Excluding this reimbursement research, development and clinical expenses totaled approximately $2.6 million, which represents an increase of $0.8 million or 44% from the second quarter of 1998. The increase is due primarily to Navius' research and development expenses, which are included in the second quarter 1999 operating results as a consequence of the Company's August 1998 acquisition of Navius.

Marketing and Sales. Marketing and sales increased to $2.8 million in the second quarter of 1999 compared to $2.0 million in the second quarter of 1998. The increase, 39%, is due to increased staffing and marketing programs related to staffing a direct sales force in the United States and Germany. The increased expense corresponds to the 38% increase in revenues. Consequently, marketing and sales expense as a percentage of revenues was 20% in the second quarters of 1999 and 1998.

General and Administrative. General and administrative expenses increased by $0.2 million or 23% in the second quarter of 1999 to $1.2 million from $1.0 million dollars for the second quarter of 1998. The increase is attributable to an overall increase in the Company's level of operations. However, as a percentage of total revenues, general and administrative expenses decreased to 9% in the second quarter of 1999 from 10% in the second period of 1998.

Restructuring. During the second quarter of 1999, the Company determined that certain accrued costs related to the cancellation of certain distribution agreements would most likely not be recognized. Accordingly, $738 in accrued restructuring reserves was reversed during the quarter.

Amortization of Intangibles. Amortization of intangibles increased to $0.5 million in the second quarter of 1999 from $0.3 million in the second quarter of 1998. The amortization relates to goodwill and other intangible assets acquired in the acquisition of Navius in August 1998 and Cardiometrics in July 1997. Goodwill and other intangibles are being amortized over periods ranging from three to nine years

Other Income. Other income decreased to $0.3 million in the second quarter of 1999 compared to $0.5 million in the second quarter of 1998. The Company recognized a gain of 0.1 million in the second quarter of 1998, related to the sale of Radiance Medical Systems, Inc. (RADX) common stock. The Company did not sell any RADX common stock in the second quarter of 1999.

Net Income (Loss). Net income increased to $1.8 million, or $0.10 per diluted share, in the second quarter of 1999 as compared to $1.0 million, or $0.06 per diluted share, in the second quarter of 1998.

First Six Months of 1999 Compared to Same Period of 1998

Total Revenue. Total revenue increased 36% to $26 million for the six months ended June 30, 1999 as compared to $19.1 million for the six months ended June 30, 1998. Revenues for the IVUS business increased by 30%, or $4.1 million, due primarily to an increase in direct and distributor sales in Europe over 1998 levels. Revenues for the Cardiometrics business increased by 14% or $0.7 million due, in part, to an increase in Wavewire shipments. Export sales comprised approximately 69% of total revenues in second quarter of 1999 as compared to 73% in the second quarter of 1998. The Company expects that export sales will continue to represent a substantial portion of the Company's revenue in future periods.

Cost of Sales. Cost of sales as a percentage of product sales decreased to 48% for the six months ended June 30, 1999, from 50% for the six months ended June 30, 1998. Cost of sales as a percentage of total revenues decreased due in part to higher overall average selling prices of IVUS products resulting from an improved geographical mix. In addition, in 1998 cost of sales included certain start-up costs related to the ramp up of manufacturing of Company's WaveWire catheter. These costs were not present in 1999. Due to the uncertainty associated with continued improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or continue to improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses increased slightly to $3.7 million for the first six months of 1999 from $3.6 million for the same period in 1998. In 1999, the Company recognized approximately $1.1 million in research and development funding which offset certain expenses. Excluding this reimbursement research, development and clinical expenses totaled approximately $4.8 million, which represents an increase of $1.2 million or 32% from the first six months of 1998. The increase is due primarily to Navius' research and development expenses, which are included in the second quarter 1999 operating results as a consequence of the Company's August 1998 acquisition of Navius.

Marketing and Sales. Marketing and sales increased to $5.1 million in the second quarter of 1999 compared to $4.1 million in the second quarter of 1998. The increase, 24%, is due to increased staffing and marketing programs related to staffing a direct sales force in the United States and Germany. The increased marketing and sales expense if offset by to the 30% increase in revenues. Consequently, marketing and sales expense as a percentage of revenues decreased to 20% for the six months ended June 30, 1999 from 21% in the same period of 1998.

General and Administrative. General and administrative expenses decreased by $0.4 million dollars to $2.2 million for the six months ended June 30, 1999 as compared to $2.6 million dollars for the six months ended June 30, 1998. The reduction is due primarily to a reduction in legal expenses related to patent litigation, which was ongoing in the first six months of 1998.

Restructuring. During the second quarter of 1999, the Company determined that certain accrued costs related to the cancellation of certain distribution agreements would most likely not be recognized. Accordingly, $738 in accrued restructuring reserves was reversed during the quarter.

Amortization of Intangibles. Amortization of intangibles increased $0.4 million for the six months ended June 30, 1999 to $0.9 million as compared to $0.5 million for the six months ended June 30, 1998. The amortization relates to goodwill and other intangible assets acquired in the acquisition of Navius in August 1998 and Cardiometrics in July 1997. Goodwill and other intangibles are being amortized over periods ranging from three to nine years.

Equity in Net Loss of Radiance Medical Systems, Inc. There was no equity in net loss of Radiance Medical Systems, Inc. (RADX) in the six months ended June 30, 1999. Equity in the net loss of RADX for the six months ended June 30, 1998 was $0.2 million. Since February 1998, the Company's ownership in RADX has been less than 20%.

Other Income. Other income decreased to $0.6 million as compared to $1.3 million for the six months ended June 30,1998. The Company recognized a gain of $0.7 million in the six months ended June 30, 1998, related to the sale of Radiance Medical Systems, Inc. (RADX) common stock. The company did not sell any RADX during the first six months of 1999.

Net Income (Loss). Net income/loss was $3.0 million, or $0.16 per diluted share, for the six months ended June 30, 1999 as compared to a loss of $0.1 million, or ($0.01) per diluted share, for the six months ended June 30, 1998.

Liquidity and Capital Resources

On June 30, 1999, the Company had cash and equivalents of $0.7 million, short-term investments of $21.0 million and no borrowings or credit facilities. Net cash provided by (used in) operations was ($5.1) million in the six months ended June 30, 1999 as compared to $1.3 million in the same period in 1998. The use of cash in operations relates to increased account receivables arising from sales to distributors and increases in inventory to support future sales.

Net cash used in investing activities increased $0.7 million to $2.6 million in the six months ended June 30, 1999 as compared to $1.9 million in the same period of 1998. There was no cash provided by sales of Radiance Medical Systems, Inc., common stock in the six months ended June 30, 1999, as compared to $3.9 million provided in the same period of 1998. Also, capital expenditures in the six months ended June 30, 1999 increased $1.3 million from the same period in 1998. These reductions in cash were partially offset by a decrease in purchases of short-term investments and an increase in the maturities of short-term investments.

Net cash used in financing activities was $0.3 million for the six months ended June 30, 1999 as compared to $3.2 million in the same period of 1998. In the six months ended June 30, 1999 the Company used $2.5 million to acquire treasury stock and received $2.2 million from the exercise of stock options. In the six months ended June 30, 1998 the Company used $3.3 million to acquire treasury stock and received $0.1 million from the exercise of stock options.

The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts and working capital purposes. The Company believes that its existing cash, cash equivalents, and short-term investments as of June 30, 1999 will be sufficient to meet the Company's operating expenses and capital requirements through 2000. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

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

The Company has completed an assessment and will have to modify or replace certain portions of its existing software in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. However, independent of the Year 2000 Issue, the Company has plans to replace the majority of its existing computer programs with an integrated, enterprise-wide software platform. The

Company has identified a software program which meets the Company's operational needs and is also Year 2000 compliant. The Company believes that the new software can be installed and tested with regards to the Year 2000 Issue by September 1999. It is expected that the cost of the new software, installation, and testing will be approximately $1.0 million, the majority of which would be capitalized. In the event that the new software does not function properly with regard to the Year 2000, and an adequate solution is not readily available, the Company's believes that it can make the necessary modifications, (consisting primarily of software version upgrades), to its current computer programs in order to make them Year 2000 compliant.

It is anticipated that the Year 2000 project will be completed not later than September 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with the planned software conversion or with modifications to the existing software, the Year 2000 Issue will not pose a significant operational problem. However, if such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Likewise, based on a survey of its major suppliers, vendors and customers with regard to their Year 2000 readiness, the Company does not anticipate any operational problems related its suppliers, vendors, customers and the Year 2000 Issue. However, if any of the Company's key suppliers, vendors or customers does experience a prolonged business interruption as a result of the Year 2000 Issue, it could have a material impact on the operations of the Company.

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

RISK FACTORS

     History of Operating Losses; Anticipated Future Losses. The Company was founded in 1984 and has experienced annual operating losses since its inception. The Company's accumulated deficit at December 31, 1998 was approximately $116 million. There can be no assurance that the Company will be able to achieve or sustain profitability in the future. Although the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its liquidity requirements through 2000, there can be no assurance that the Company will not require additional financing or that such financing, if required, will be available on satisfactory terms, if at all.

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

     Dependence on Strategic Relationships. In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. There can be no assurance that the Company will be able to maintain its relationship with its key distributors or replace a key distributor in the event the Company's relationship with that distributor would be terminated. In the event of such a termination, the Company's ability to distribute its IVUS imaging products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Part II.

                                OTHER INFORMATION

ITEMS 1 through 3. Not applicable.

ITEM 4. Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on June 10, 1999. The following actions were taken at this meeting:

                                                                             Abstentions
                                      Affirmative     Negative     Votes     and Broker
                                         Votes         Votes      Withheld    Non-Votes
                                      -----------     --------    --------   -----------
A.  Election of Directors
    Julie A. Brooks                    15,901,750       77,049
    Thomas J. Cable                    15,901,750       77,049
    Dale Conrad                        15,901,750       77,049
    Roger Salquist                     15,901,750       77,049
    Jakob Stapfer                      15,901,750       77,049
    Gregg W. Stone, M.D.               15,901,750       77,049
    Reinhard J. Warnking               15,901,750       77,049
    W. Michael Wright                  15,901,750       77,049

B.  Amendment to the 1998 Stock
    Option Plan for an additional
    500,000 shares                     11,593,667    2,333,918                  51,214

C.  Ratification of Ernst & Young
    LLP as Independent Auditors
                                       13,962,645       11,825                   4,329


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

                                                 Date:  August 13, 1999



                                                 /s/ RICHARD L. FISCHER
                                                 -------------------------------
                                                 Richard L. Fischer
                                                 Vice President, Finance and
                                                 Chief Financial Officer

                                                 Date:  August 13, 1999



                                                 /s/ KATHLEEN E. REDD
                                                 -------------------------------
                                                 Kathleen E. Redd
                                                 Corporate Controller and
                                                 Principal Accounting Officer

                                                 Date:  August 13, 1999

                               INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
  27              Financial Data Schedule