Form 10-Q
period 1999-09-30
ENDOSONICS CORP
filed 1999-11-15
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                    For the Quarter Ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

               For the transition period from ________ to ________

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

                                  Yes X   No __

On November 2, 1999, the registrant had 17,636,039 outstanding shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

                             ENDOSONICS CORPORATION
                                    FORM 10-Q
                                  THIRD QUARTER

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements

               Condensed consolidated balance sheets at September 30, 1999 and
                     December 31, 1998...................................................   3

               Condensed consolidated statements of operations for the three months
                     and nine months ended September 30, 1999 and 1998...................   4

               Condensed consolidated statements of cash flows for the nine months
                     ended September 30, 1999 and 1998...................................   5

               Notes to condensed consolidated financial statements......................   6

Item 2.   Management's discussion and analysis of financial condition
                     and results of operations...........................................   8

Part II.   Other Information

Item 1 through 4.     Not Applicable.

Item 5.  Other Items.....................................................................  18

Item 6.  Exhibits and Reports on Form 8-K................................................  18

Signatures...............................................................................  19

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                 September 30, 1999   December 31, 1998
                                                                 ------------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $   4,266             $   8,749
  Short-term investments                                                13,772                16,269
  Investment in Radiance Medical Systems, Inc.                           9,116                 4,137
  Trade accounts receivable, net                                        14,356                13,725
  Inventories                                                           13,271                 6,834
  Accrued interest receivable and other current assets                     930                   560
                                                                     ---------             ---------
        Total current assets                                            55,711                50,274
Property and equipment, net                                              6,184                 4,064
Intangible assets, net                                                  11,009                12,392
                                                                     ---------             ---------
                                                                     $  72,904             $  66,730
                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                              $  10,723             $   8,200
  Accrued restructuring and integration expenses                         1,938                 3,674
                                                                     ---------             ---------
       Total current liabilities                                        12,661                11,874
Other liabilities                                                          547                   604
                                                                     ---------             ---------
       Total liabilities                                                13,208                12,478

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
      5,000,000 shares authorized, no shares issued
      and outstanding                                                       --                    --
Common stock, $.001 par value; 25,000,000 shares
      authorized, and 17,667,088 and 17,590,120 shares
      issued and outstanding as of September 30, 1999
      and December 31, 1998 respectively                                    19                    18
Additional paid-in capital                                             179,243                76,433
Common stock in treasury, at cost, 1,212,692 and
      860,000 shares at September 30, 1999 and
      December 31, 1998 respectively                                    (6,926)               (4,839)
Accumulated other comprehensive gain (loss)                              3,614                (1,305)
Accumulated deficit                                                   (116,254)             (116,055)
                                                                     ---------             ---------
       Total stockholders' equity                                       59,696                54,252
                                                                     ---------             ---------
                                                                     $  72,904             $  66,730
                                                                     =========             =========

See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                          Three months ended September 30,        Nine months ended September 30,
                                                          --------------------------------        -------------------------------
                                                              1999                1998                1999                1998
                                                          -----------         -----------         -----------         -----------
 Total revenue                                            $    10,499         $    11,702         $    36,525         $    30,818
 Cost of sales                                                  5,301               4,940              17,680              14,473
                                                          -----------         -----------         -----------         -----------
         Gross profit                                           5,198               6,762              18,845              16,345

 Operating expenses:
    Acquired in process research and development                   --              11,107                  --              11,107
    Other research, development and clinical                    2,136               1,710               5,786               5,306
    Marketing and sales                                         3,107               2,674               8,192               6,781
    General and administrative                                  2,977               1,088               5,158               3,678
    Restructuring                                                  --                 223                (738)                223
    Amortization of intangibles                                   462                 396               1,385                 930
                                                          -----------         -----------         -----------         -----------
             Total operating expenses                           8,682              17,198              19,783              28,025
                                                          -----------         -----------         -----------         -----------

 Loss from operations                                          (3,484)            (10,436)               (938)            (11,680)

 Equity in net loss of Radiance Medical Systems, Inc               --                  --                  --                (158)

 Other income :
    Interest income                                               193                 310                 767                 900
    Gain realized on sale of common shares of
         Radiance Medical Systems, Inc.                            --                  --                  --                 739
                                                          -----------         -----------         -----------         -----------
         Total other income                                       193                 310                 767               1,639
                                                          -----------         -----------         -----------         -----------
 Net loss before tax                                           (3,291)            (10,126)               (171)            (10,199)
 Tax provision (benefit)                                         (125)                150                  --                 150
                                                          -----------         -----------         -----------         -----------
 Net loss                                                 $    (3,166)        $   (10,276)        $      (171)        $   (10,349)
                                                          ===========         ===========         ===========         ===========
 Basic net loss per share                                 $     (0.18)        $     (0.63)        $     (0.01)        $     (0.62)
                                                          ===========         ===========         ===========         ===========
 Shares used in computing basic net loss per share:        17,594,102          16,367,639          17,821,058          16,616,069
                                                          ===========         ===========         ===========         ===========

See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                        1999              1998
                                                                     --------          --------
Cash flows from operating activities
Net loss                                                             $   (171)         $(10,349)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Acquired in process research and development                         --            11,107
      Depreciation and amortization                                     2,267             1,563
      Gain on sale of common shares of Radiance Medical
      Systems, Inc.                                                        --              (739)
      Equity in net loss of Radiance Medical Systems, Inc.                 --               158
   Net changes in :
      Operating assets                                                 (7,765)            1,740
      Operating liabilities                                             1,451            (1,639)
                                                                     --------          --------
Net cash provided by (used in) operating activities                    (4,218)            1,841
                                                                     --------          --------
Cash flows from investing activities:
   Purchase of short-term investments                                 (14,584)           (3,272)
   Proceeds from sale of Radiance Medical Systems, Inc.
      common stock                                                         --             3,942
   Business acquisitions, net of cash acquired                             --            (6,511)
   Maturities of short-term investments                                17,082             1,943
   Capital expenditures for property and equipment                     (3,008)             (840)
                                                                     --------          --------
Net cash provided by (used in) investing activities                      (510)           (4,738)
                                                                     --------          --------
Cash flows from financing activities:
   Treasury shares acquired                                            (2,482)           (4,839)
   Proceeds from exercise of stock options                              2,810               328
                                                                     --------          --------
Net cash used in financing activities                                     328            (4,511)
                                                                     --------          --------
Effect of exchange rate changes on cash and cash equivalents              (83)              (56)
                                                                     --------          --------
Net decrease in cash and equivalents                                   (4,483)           (7,464)
Cash and equivalents, beginning of period                               8,749            13,889
                                                                     ========          ========
Cash and equivalents, end of period                                  $  4,266          $  6,425
                                                                     ========          ========

See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at September 30, 1999 and the consolidated results of its operations and cash flows for the nine month periods ended September 30, 1999 and 1998. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period balances to conform to current period presentations.

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

2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first in, first out
(FIFO) cost basis, or market value. Inventories consist of the following:

                            September 30, 1999    December 31, 1998
                            ------------------    -----------------
      Raw materials              $ 5,052                $3,206
      Work-in-process              3,681                 1,354
      Finished goods               4,538                 2,274
                                 -------                ------
      Total                      $13,271                $6,834
                                 =======                ======

3. COMPUTATION OF NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of net loss per share because their effect is antidilutive.

At September 30, 1999 and December 31, 1998 the Company had outstanding options to purchase 3,809,293 and 3,744,030 shares of common stock, respectively (with exercise prices ranging from $0.32 to $16.50) and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods.

4. COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

                                                                                Three months ended
                                                                                   September 30,
                                                                            -----------------------------
                                                                              1999                 1998
                                                                            --------            ---------
      Net income (loss)                                                     $(3,166)            $(10,449)

      Other comprehensive income:
      Unrealized gain on available for sale securities (net tax
            of $155 and $867 in 1999 and 1998, respectively)                  3,711               (1,415)
      Foreign currency translation (net tax of $(8) and $20 in
            1999 and 1998, respectively)                                       (160)                  32
                                                                            -------             --------
      Comprehensive income                                                  $   385             $(11,832)
                                                                            =======             ========

                                                                                 Nine months ended
                                                                                   September 30,
                                                                            -----------------------------
                                                                             1999                 1998
                                                                            --------            ---------
      Net income (loss)                                                     $  (171)            $(10,522)

      Other comprehensive income:
      Unrealized gain on available for sale securities (net tax
            of $97 and $44 in 1999 and 1998, respectively)                    2,335                   72
      Foreign currency translation (net tax of $(5) and $21 in
            1999 and 1998, respectively)                                       (118)                  35
                                                                            -------             --------
      Comprehensive income                                                  $ 2,046             $(10,415)
                                                                            =======             ========

5. RESTRUCTURING AND OTHER CHARGES

During the nine months ended September 30, 1999, the Company determined that certain accrued costs related to the cancellation of certain distribution agreements would most likely not be incurred. Accordingly, $738 in accrued restructuring reserves was reversed in June. The elements of the accrual for restructuring and integration charges as of September 30, 1999 are as follows:

                                   Accrual as
                                       of                                           Accrual as of
                                   December 31,        Cost         Restructuring     September
                                      1998           Incurred          Decrease        30, 1999
                                  -------------    -------------    -------------   -------------
Corporate reorganization             $3,674           $(998)            $(738)          $1,938
                                  =============    =============   ==============   =============

6. STOCK REPURCHASE

The Board of Directors has authorized a stock repurchase program whereby the Company may repurchase up to 1.7 million shares of its common stock from time-to-time in the open market or private transactions. As of December 31, 1998, the Company had repurchased 860,000 shares of its common stock on the open market at an aggregate cost of approximately $4,839. During the nine months ended September 30, 1999, the Company repurchased an additional 410,000 shares of its common stock on the open market at an aggregate cost of approximately $2,482. Also, during the nine months ended September 30, 1999, 57,308 shares of common stock held in treasury were re-issued to participants of the Company's Employee Stock Purchase Plan at prices ranging from $4.0375 to $7.3313 per share. As a result, a total of 1,212,692 shares were held in treasury at September 30, 1999 at an aggregate cost of approximately $6,926.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report of Form 10-Q contains forward-looking statements. These statements are generally indicated by words or phrases such as "anticipates", "estimates", "projects", "believes", "intends", "expects", and similar words and phrases. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to transition to new distribution arrangements in Europe and North America, the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For discussion of these and other factors, please see "Risks Factors" on page 12 of this Form 10-Q and in the Company's Annual Report on Form 10-K (starting on page 20) for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS

THIRD QUARTER OF 1999 COMPARED TO THE SAME PERIOD IN 1998

Total Revenue. Total revenue decreased 10% to $10.5 million for the third quarter of 1999, from $11.7 million for the third quarter of 1998. The decrease is primarily due to a decline in orders from Europe and Asia as compared to 1998. This decrease in export orders was not fully offset by the increase in domestic revenues. Export sales comprised approximately 61% of total revenues in third quarter of 1999 as compared to 74% in the third quarter of 1998. The Company expects that export sales will continue to represent a substantial portion of the Company's revenue in future periods. Third quarter revenues for the IVUS business decreased by $1.7 million or 23%, due primarily to a decline in distributor orders in Europe and Asia. Revenues for the Cardiometrics business increased by $0.1 million, or 4%, primarily due to increased Wavewire shipments, which were partially offset by decreases in Cardiometrics instrument shipments. Subsequent to the end of the third quarter, the Company terminated its relationship with its principal European distributor. In the third quarter of 1999 sales to this distributor amounted to approximately $1.2 million. Future revenue growth in Europe will be dependent on the ability of the Company to successfully transition to alternative distribution channels.

Cost of Sales. Cost of sales as a percentage of product sales increased to 50% for the third quarter of 1999, as compared to 42% for the third quarter of 1998. Cost of sales as a percentage of total revenues increased due primarily to manufacturing inefficiencies related to the transition of certain product lines to the Company's San Diego facility. Due to the uncertainty associated with improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods.

Acquired In-Process Research and Development. In the third quarter of 1998 the Company incurred an $11.1 million charge related to the write-off of in-process research and development acquired in the August 1998 purchase of Navius.

Other Research, Development, and Clinical. Research, development and clinical expenses increased to $2.1 million for the third quarter of 1999 from $1.7 million for the third quarter of 1998. In addition to a general increase in research and development programs, Navius research and development expenses were included in the Company's operations for a full quarter in 1999. Acquired in August 1998, Navius expenses were included in the Company's operations for only two months in the third quarter of 1998.

Marketing and Sales. Marketing and sales expenses increased to $3.1 million in the third quarter of 1999 compared to $2.7 million in the third quarter of 1998. The 16% increase is due to increased staffing and marketing programs related to staffing a direct sales force in the United States and Germany. As a percentage of total revenues marketing and sales expenses increased to 30% in the third quarter of 1999 from 23% in the third quarter of 1998. The increase is a result of a ramp up of expenses coupled with the decrease in revenue. The Company anticipates that it will continue to expand its direct sales force in the United States and certain European territories.

General and Administrative. General and administrative expenses increased to $3.0 million in the third quarter of 1999 from $1.1 million during the same quarter in 1998. In the third quarter of 1999, the Company increased its bad debt reserves of approximately $1.7 million, primarily related to past due accounts receivables of one of the Company's distributors. Excluding the adjustment to the Company's bad debt reserves, general and administrative expenses increased to $1.4 million, which is attributable to an overall increase in the Company's level of operations.

Amortization of Intangibles. Amortization of intangibles increased to $0.5 million in the third quarter of 1999 from $0.4 million in the third quarter of 1998. The amortization relates to goodwill and other intangible assets acquired in the acquisition of Navius in August 1998 and Cardiometrics in July 1997. Goodwill and other intangibles are being amortized over periods ranging from three to nine years

Other Income. Other income decreased to $0.2 million in the third quarter of 1999 compared to $0.3 million in the third quarter of 1998. This is due to a decrease in interest income, which is a result of lower cash balances.

Net Loss. Net loss was $3.2 million, or $0.18 per basic share, in the third quarter of 1999 as compared to $10.3 million, or $0.63 per basic share, in the third quarter of 1998.

FIRST NINE MONTHS OF 1999 COMPARED TO SAME PERIOD OF 1998

Total Revenue. Total revenue increased 19% to $36.5 million for the nine months ended September 30, 1999 as compared to $30.8 million for the nine months ended September 30, 1998. Revenues for the IVUS business increased by $2.5 million or 12%, primarily due to an increase in direct and distributor sales in Europe over 1998. Revenues for the Cardiometrics business increased by $0.8 million or 10%, primarily due to increased Wavewire shipments, which were partially offset by decreases in Cardiometrics instrument shipments. Export sales comprised approximately 67% of total revenues in the nine-month period ending September 1999 as compared to 73% in the same period of 1998. The Company expects that export sales will continue to represent a substantial portion of the Company's revenue in future periods. Subsequent to the end of the third quarter, the Company terminated its relationship with its principal European distributor. In the first months of 1999 sales to this distributor amounted to approximately $6.7 million. Future revenue growth in Europe will be dependent on the ability of the Company to successfully transition to alternative distribution channels.


Cost of Sales. Cost of sales as a percentage of product sales increased slightly to 48% for the nine months ended September 30, 1999, from 47% for the nine months ended September 30, 1998. Among other factors, the increase is due to manufacturing inefficiencies related to the transition of certain product lines to the Company's San Diego facility. Due to the uncertainty associated with improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods.

Acquired In-Process Research and Development. During the first nine months of 1998 the Company incurred an $11.1 million charge related to the write-off of in-process research and development acquired in the August 1998 purchase of Navius.

Other Research, Development, and Clinical. Research, development and clinical expenses increased to $5.8 million for the first nine months of 1999 from $5.3 million for the same period in 1998. In addition to a general increase in research and development programs, Navius research and development expenses were included in the Company's operations for the full nine-month period ending September 1999. Acquired in August 1998, Navius expenses were included in the Company's operations for only two months in the nine-month period ending September 1998.

Marketing and Sales. Marketing and sales increased to $8.2 million in the first nine months of 1999 compared to $6.8 million in the same period of 1998. The 21% increase is due to increased staffing and marketing programs related to staffing a direct sales force in the United States and Germany. The increased marketing and sales expense is largely offset by the 19% increase in revenues. Consequently, marketing and sales expense as a percentage of revenues remained flat at 22% for both periods. The Company anticipates that it will continue to expand its direct sales force in the United States and certain European territories.

General and Administrative. General and administrative expenses increased to $5.2 million for the nine months ended September 30, 1999 as compared to $3.7 million dollars for the same period in 1998. In September 1999, the Company increased its bad debt reserves by approximately $1.7 million, primarily related to past due accounts receivables of one of the Company's distributors.

Restructuring. During the first nine months of 1999 the Company determined that certain accrued costs related to the cancellation of certain distribution agreements would most likely not be incurred. Accordingly, $0.7 million in accrued restructuring reserves was reversed during the period.

Amortization of Intangibles. Amortization of intangibles increased $0.5 million for the nine months ended September 30, 1999 to $1.4 million as compared to $0.9 million for the same period in 1998. The amortization relates to goodwill and other intangible assets acquired in the acquisition of Navius in August 1998 and Cardiometrics in July 1997. Goodwill and other intangibles are being amortized over periods ranging from three to nine years.

Equity in Net Loss of Radiance Medical Systems, Inc. There was no equity in net loss of Radiance Medical Systems, Inc. (RADX) in the nine months ended September 30, 1999. Equity in the net loss of RADX for the nine months ended September 30, 1998 was $0.2 million. Since February 1998, the Company's ownership in RADX has been less than 20%.

Other Income. Other income decreased to $0.8 million as compared to $1.6 million for the nine months ended September 30, 1998. The Company recognized a gain of $0.7 million in the nine months ended June 30, 1998, related to the sale of Radiance Medical Systems, Inc. (RADX) common stock. The company did not sell any RADX common stock during the first nine months of 1999. In addition, due to lower cash balances, interest income decreased to about $0.7 million for the first nine months of 1999 as compared to $0.9 million for the same period in 1998.

Net Loss. Net loss was $0.2 million, or $0.01 per basic share, for the nine months ended September 30, 1999 as compared to a loss of $10.3 million, or $0.62 per basic share, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999, the Company had cash and cash equivalents of $4.3 million, short-term investments of $22.9 million and no borrowings or credit facilities. Net cash provided by (used in) operations was $ (4.2) million in the nine months ended September 30, 1999 as compared to $1.8 million in the same period in 1998. The use of cash in operations relates to increases in inventory to support future sales and increased account receivables, including some that are past due, arising from sales to distributors.

Net cash used in investing activities decreased to $0.5 million in the nine months ended September 30, 1999 as compared to $4.7 million in the same period of 1998. There was no cash provided by sales of Radiance Medical Systems, Inc., common stock in the nine months ended September 30, 1999, as compared to $3.9 million provided in the same period of 1998. Also, capital expenditures in the nine months ended September 30, 1999 increased to $3.0 million from $0.8 million for the same period in 1998. These reductions in cash were offset by an increase in maturities of short-term investments.

Net cash provided by (used in) financing activities was $0.3 million for the nine months ended September 30, 1999 as compared to $(4.5) million in the same period of 1998. In the nine months ended September 30, 1999 the Company used $2.5 million to acquire treasury stock and received $2.8 million from the exercise of stock options. In the nine months ended September 30, 1998 the Company used $4.8 million to acquire treasury stock and received $0.3 million from the exercise of stock options.

The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts and working capital purposes. The Company believes that its existing cash, cash equivalents, and short-term investments as of September 30, 1999 will be sufficient to meet the Company's operating expenses and capital requirements through 2000. In addition, subsequent to the end of the third quarter the Company secured a $10 million working capital line of credit. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.

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

The Company has completed an assessment and will have to modify or replace certain portions of its existing software in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. However, independent of the Year 2000 Issue, the Company expects to replace the majority of its existing separate manufacturing and financial software systems with an integrated, enterprise-wide (ERP) software platform. The Company believes that the new ERP software can be installed and tested with regards to the Year 2000 Issue by December 1999. It is expected that the cost of the new software, installation, and testing will be approximately $1.5 million, the majority of which would be capitalized. In the event that the new software does not function properly with regard to the Year 2000, and an adequate solution is not readily available, the Company's believes that it can make the necessary modifications (consisting primarily of software version upgrades) to its current computer programs in order to make them Year 2000 compliant.

It is anticipated that the Year 2000 project will be completed not later than December 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with the planned software conversion or with modifications to the existing software, the Year 2000 Issue will not pose a significant operational problem. However, if such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Likewise, based on a survey of its major suppliers, vendors and customers with regard to their Year 2000 readiness, the Company does not anticipate any operational problems related its suppliers, vendors, customers and the Year 2000 Issue. However, if any of the Company's key suppliers, vendors or customers does experience a prolonged business interruption as a result of the Year 2000 Issue, it could have a material impact on the operations of the Company.

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

RISK FACTORS

        History of Operating Losses; Anticipated Future Losses. The Company was founded in 1984 and has experienced annual operating losses since its inception. The Company's accumulated deficit at September 30, 1999 was approximately $116 million. There can be no assurance that the Company will be able to achieve or sustain profitability in the future. Although the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its liquidity requirements through 2000, there can be no assurance that the Company will not require additional financing or that such financing, if required, will be available on satisfactory terms, if at all.

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

        Dependence on Strategic Relationships. In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. There can be no assurance that the Company will be able to maintain its relationship with its key distributors or replace a key distributor in the event the Company's relationship with that distributor would be terminated. In the event of such a termination, the Company's ability to distribute its IVUS imaging products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. Subsequent to the end of the third quarter, the Company terminated its relationship with its principal European distributor. Further revenue growth in Europe will be dependent on the ability of the Company to successfully transition to alternative distribution channels.


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

        Private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment also usually at a fixed rate. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific type or number of devices used in a procedure. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

        Physicians are reimbursed for performing medical procedures based on the amount of resource costs needed to provide the services. Included in the cost of providing each service is the physician work, practice expense and malpractice insurance. Payments are adjusted for geographic differences. CPT codes are now available for all EndoSonics technology. CPT codes have been available for ultrasound procedures since 1997 and since January 1999 for Doppler flow and pressure measurement. Physicians are responsible to determine that the clinical benefits of intravascular ultrasound imaging and physiological assessment justify the additional costs for the medical institutions.

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

        The market for the Company's products could be adversely affected by changes in governmental and private third-party payors' policies. A portion of capital costs for medical equipment purchased by hospitals is currently reimbursed separately from DRG payments. Moreover, the Company is unable to predict what additional legislation or regulation if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

        Competition. Competition in the market for devices used in the diagnosis and treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. The interventional cardiology market is characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's digital, all-electronic IVUS imaging catheters compete with mechanical ultrasound devices manufactured by CVIS, a subsidiary of Boston Scientific. CVIS is significantly larger than the Company, and has significantly greater financial, sales and marketing and technical resources available. CVIS has also developed IVUS imaging products with high quality images and the Company believes that its competitive position is dependent upon its ability to establish its reputation as a producer of high quality IVUS imaging products. There can be no assurance that CVIS is not currently developing, or will not attempt to develop, combination balloon angioplasty/IVUS imaging catheters that would compete with the Company's combination balloon angioplasty/IVUS imaging products. Moreover, companies currently engaged in the manufacture and marketing of non-imaging angioplasty catheters could attempt to expand their product lines to include combination balloon angioplasty/IVUS imaging products.

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

        Reliance on Patents and Proprietary Technology; Risk of Patent Infringement. The Company holds six issued United States patents and has other United States and several foreign patent applications pending covering various aspects of its IVUS imaging technology. No assurance can be given, however, that the Company's patent applications will issue as patents or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Although the Company attempts to ensure that its products do not infringe other parties' patents and proprietary rights, there can be no assurance that its products do not infringe such patents or rights. The interventional cardiovascular market has been characterized by substantial litigation regarding patent and other intellectual property rights. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of any such patents or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be so on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality and non-disclosure agreements with its employees and consultants. There can be no assurance that the confidentiality of such trade secrets or proprietary information will be maintained by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Litigation may be necessary to defend against claims of infringement or invalidity, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company.

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

        If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, or to a device that the FDA has found to be substantially equivalent to a legally marketed pre-1976 device, the manufacturer may seek clearance from the FDA to market the device by filing a pre-market notification with the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)"). There can be no assurance that 510(k) clearance for any future product or modification of an existing product will be granted or that the process will not be unduly lengthy. All of the 510(k) clearances received for the Company's catheters were based on substantial equivalence to legally marketed pre-1976 devices. Review of the substantially equivalent pre- 1976 devices on which the 510(k) clearances for the Company's catheters were based and any resulting restrictions on the Company or requirements imposed to present additional data could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Potential Product Liability; Limited Insurance. The Company faces the risk of financial exposure to product liability claims. The Company's products are often used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. The Company maintains product liability insurance with coverage limits of $1.0 million per occurrence and $10.0 million per year in the aggregate. There can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. There can be no assurance that the Company will not incur significant product liability claims in the future. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of the Company's products as well as the Company's ability to obtain and maintain regulatory approval for its products.

        Volatility of Stock Price. The Company's Common Stock has experienced and can be expected to continue to experience substantial price volatility in response to actual or anticipated quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments related to patents or other intellectual property rights, developments in the Company's relationships with its customers, distributors or suppliers, acquisitions or divestitures of other companies in the health care industry, and other events or factors. In addition, any shortfall or changes in revenue, gross margins, earnings, or other financial results from analysts' expectations could cause the price of the Company's Common Stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market price of many technology and healthcare companies and which have often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

Part II.

                                OTHER INFORMATION

ITEMS 1 through 4. Not applicable.

ITEM 5. Other Information

        Effective November 1, 1999 Mr. Roger Salquist, Chairman, resigned from the Company's Board of Directors, to devote his full attention to the portfolio companies and the investing activities of the North American Nutrition and Agribusiness Fund (NANAF), of which he is Chief Investment Officer.

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

                                                      Date: November 15, 1999

                                                       /s/ RICHARD L. FISCHER
                                                       ----------------------
                                                           Richard L. Fischer
                                                  Vice President, Finance and
                                                      Chief Financial Officer

                                                     Date:  November 15, 1999

                                                         /s/ KATHLEEN E. REDD
                                                         --------------------
                                                             Kathleen E. Redd
                                                     Corporate Controller and
                                                 Principal Accounting Officer

                                                     Date:  November 15, 1999

                                  EXHIBIT INDEX

EXHIBIT
  NO.                DESCRIPTION
-------              -----------
  27          FINANCIAL DATA SCHEDULE