Form 10-K405
period 1999-12-31
ENDOSONICS CORP
filed 2000-03-30
CIK 883420

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

SECURITIES REGISTERED PURSUANT TO                NAME OF EACH EXCHANGE ON
    SECTION 12(b) OF THE ACT:                        WHICH REGISTERED
      TITLE OF EACH CLASS                                  NONE
             NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001 PAR VALUE.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 20, 2000, was approximately $100,005,242 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 20, 2000, approximately 17,680,641 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on or about June 8, 2000 are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

        Since its inception in 1984, the Company has been engaged primarily in the research and development of devices for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its IVUS coronary imaging systems and catheters. In July 1997, the Company acquired Cardiometrics Corporation, adding a product portfolio of cardiovascular functional measurement devices. In August 1998, the Company acquired Navius Corporation, which added a line of therapeutic angioplasty balloon catheters and other therapeutic products under development.

        The Company's strategy is to advance its unique all electronic ultrasound imaging technology and its complementary functional measurement technology from pure cardiovascular diagnostic applications into combined diagnostics and therapeutic applications. In executing this strategy, the Company expects to move from an approximately $150 million cardiovascular diagnostic market to address and capture a portion of the $4 billion cardiovascular therapeutic market. In addition, the Company believes its technology is applicable to non-cardiovascular applications and will address other therapeutic markets by combining its imaging technology with therapeutic treatments. The Company believes precision imaging of other human organs can improve the treatment of certain diseases, for example, the imaging and removal of cancerous tissues. Another example of applying this imaging technology in therapeutic applications is the development of a combined imaging and radiation catheter for the precise treatment of diseased coronaries to minimize vessel re-closure or restenosis after angioplasty or stent deployment.

        The Company has executed its strategy by developing its own technology as represented by its IVUS imaging catheters, as well as acquisition of other technologies as represented by the functional measurement and angioplasty technologies acquired through its purchase of the Cardiometrics and Navius Corporations, respectively. The Company relies on key suppliers for a majority of its raw material components, but manufactures or assembles and conducts testing on all of its finished products in three modern facilities: in Rancho Cordova and San Diego, California, and in Rijswijk, the Netherlands. The Company believes it possesses unique manufacturing know-how to produce all-electronic imaging catheters in high volume. The all-electronic design provides for a high degree of miniaturization, allowing physicians to deploy the catheter into increasingly narrow or tortuous coronaries. In distributing its products, the Company employs a direct sales force in the United States and certain key countries in Europe. In Japan and lesser markets where a direct sales force would not be economical, the Company has forged key distributor relationships.

        The Company, in executing this strategy, has addressed the unique needs of each market segment by organizing the company into three divisions. Each division is responsible for the development and manufacture of its own products that are then sold through a common sales organization or through distributors. The Imaging Division is responsible for design and development of the Company's all-electronics imaging devices, including the systems used to process and display information to physicians. This division is also chartered with developing future applications of the imaging technology to non-coronary applications. The Wire Division is responsible for the development of functional measurement devices including FlowWire(TM) and WaveWire(TM) products that are currently used to measure coronary blood flow and blood pressure, respectively. The Company believes its functional measurement technology can be developed to make these products eventually serve as the "primary wire" for the majority of all cardiovascular interventional procedures. The Image Guided Therapy Division is responsible for the development and manufacture of all IVUS diagnostic catheters, combination diagnostic/therapeutic catheters, and pure therapeutic catheters. Examples of the foregoing include the IVUS 5-64(TM) imaging catheter, the Oracle MegaSonics(TM) combination imaging and balloon catheter, and the Vintage(TM) angioplasty balloon catheter. This division is also chartered with the development of the peripheral vascular imaging catheter for abdominal aortic aneurysm (AAA) applications and the Brigade(TM) combination imaging and radiation catheter for treatment of coronaries in post angioplasty or stent deployment applications.

        The Company distributes its products in the United States, Germany, Belgium, Netherlands, Luxembourg, and France through a direct sales force. The Company's investment in its direct sales force has continued to increase from 1997 to the end of 1999 as the Company added more territories. The direct sales staff numbered 16, 29 and 45 at the end of 1997, 1998, and 1999, respectively. The increase in the direct sales force has accounted primarily for the increase in selling and marketing expense as a percent of product sales, amounting to 18, 22, and 24 percent in the respective years of 1997, 1998, and 1999. The Company believes that a direct sales force is essential in executing its strategy in the above-cited markets.

        The Company relies on key distributors in certain other markets. In Latin America, Johnson and Johnson Latin America distributes the Company's products. In Japan, Fukuda Corporation is the Company's key distributor for IVUS products with Johnson and Johnson KK providing an important sub-distributor function. In this same market, the Goodman Company distributes the Company's functional measurement products. In certain countries of Europe, the Middle East and Africa, JOMED International AB or its subsidiaries sell all of the Company's products.

        The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could have a materially adverse affect on the Company's business, financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions and the amortization periods for such costs will be over the useful lives of such assets. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development, and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

        The Company's financial results will be affected in the future by certain factors including: market acceptance of the Company's new products, the revenue mix between sales of imaging systems and catheters and changes in government regulation regarding third-party reimbursement applicable to the Company's products. See "Risk Factors."

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

        FUNCTIONAL ASSESSMENT AND BALLOON ANGIOPLASTY PRODUCTS

        These products include intravascular guide wires to measure blood flow and blood pressure in diseased coronary arteries. These products include the FloWire(TM) and WaveWire(TM), and the corresponding instrumentation, FloMap(TM) and WaveMap(TM). These products enable the cardiologist to evaluate the appropriateness of angioplasty interventions and assess post-procedural results directly in the cardiac catheterization laboratory. The Company believes that the use of these products can contribute to reduced procedural costs and better patient outcomes, particularly when stenting is avoided.

        The Company develops and manufactures balloon angioplasty catheters in its San Diego facility. These products are currently sold in Europe and Japan. The market for these catheters is very competitive in regard to price and product performance. Fukuda, the Company's exclusive distributor in Japan for Navius balloon catheters, has submitted the latest generation of Navius' balloon catheters for regulatory approval in Japan.

        The following table lists the Company's key IVUS systems and imaging catheters, balloon catheters, and functional assessment instruments and guide wire products.

                                                    U.S. REGULATORY            FIRST COMMERCIAL
                PRODUCT                             STATUS                           SALE
                -------                             ---------------            ----------------
                Visions Five 64 F/X                 510(k) Cleared                 Q1 1996
                Visions 0.018 PV                    510(k) Cleared                 Q2 1998
                Visions 8.2F PV (AAA)               510(k) Cleared                 Q3 1998
                Oracle System                       510(k) Cleared                 Q4 1995
                Oracle InVision System              510(k) Cleared                 Q2 1996
                InLineDigital                       510(k) Cleared                 Q2 1997
                ChromaFlo                           510(k) Cleared                 Q4 1996
                Pull Back Device (PBD-1)            510(k) Cleared                 Q4 1996
                Oracle MegaSonics OTW               PMA Supplement                 Q1 1999
                                                    APPROVED
                Oracle MegaSonics F/X               NON USA Product                Q4 1998
                Balance Balloon Catheter            MOHW  Approved                 Q4 1997
                                                    (Japan)
                Cardiometrics FloMap                510(k) Cleared                   1994
                Cardiometrics FloWire               510(k) Cleared                   1994
                Cardiometrics WaveMap               510(k) Cleared                 Q1 1998
                Cardiometrics WaveWire,             510(k) Cleared                 Q1 1998
                NaviCross RX                        MOHW Approved (Japan)          Q1 1999

PRODUCT DEVELOPMENT

        The Company has conducted developmental programs to refine its proprietary integrated circuit and transducer technology towards smaller and more advanced integrated circuits and transducers in order to enhance image quality. The Company is continuing to develop combination diagnostic/therapeutic catheters as well as multiple therapeutic catheters such as balloon angioplasty catheters and IVUS/radiation delivery catheters. The Company is developing core technology for imaging other bodily organs. In addition, the Company is continuing to develop advanced functional assessment guide wire products.

        Substantially all of the Company's product development activities are performed by the Company's team of research scientists, engineers, technicians and consultants, who have extensive experience in ultrasound signal processing, semiconductor design, acoustics and catheter development. The Company's research, development and clinical expenses approximated $6.3 million, $7.0 million, and $7.7 million in 1997, 1998, and 1999 respectively, excluding acquired in-process research and development. The Company intends to continue to make significant investments in research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Risk Factors - Dependence on New Products; Rapid Technological Change."

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

        The Company provides a one-year limited warranty on its imaging systems sold in the United States. System repairs are made at the customer site by a Company service technician. In addition to the one-year warranty, the customer may purchase additional warranty coverage under the Company's extended warranty program. Service on the Company's systems sold outside the United States is provided either by the Company's European service engineers or by the international distributor responsible for the customer. The Company provides its international distributors with a one-year limited warranty covering service and parts.

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

BACKLOG

        The Company did not have any backlog of customer purchase orders for products as of December 31, 1998, and as of December 31, 1999.

MARKETING AND SALES

        The Company's products are sold in the United States, Canada and other international markets, principally Europe and Japan. The Company sells its products through a direct sales force in the United States, Germany, France, and the Benelux Region, and through distributors in other geographic markets. In several countries, where products are sold through distributors, the Company employs clinical and marketing representatives.

        In February 1996, EndoSonics and Cordis entered into an agreement pursuant to which Cordis was granted the exclusive right to distribute EndoSonics' IVUS imaging products for coronary applications in North America, Europe, Africa and the Middle East (the "Exclusive Distribution Agreement"). The Exclusive Distribution Agreement superseded and replaced a prior distribution agreement between Cordis and EndoSonics and a prior distribution agreement between EndoSonics Nederland B.V., a wholly owned subsidiary of EndoSonics, and Cordis S.A. Cordis was obligated during each year of the Exclusive Distribution Agreement to use reasonable efforts to purchase certain minimum annual amounts of products from EndoSonics. The Exclusive Distribution Agreement was terminated in April 1998 and replaced with a Transition Agreement that provided for Cordis to retain limited distribution rights through March 1999.

        In March 1997, the Company and Johnson & Johnson Medical KK ("JJMKK"), a subsidiary of Johnson and Johnson, entered into a distribution agreement whereby JJMKK was granted an exclusive right to distribute EndoSonics IVUS imaging products for coronary applications in Japan. The agreement contained similar terms as the Exclusive Distribution Agreement between Cordis and EndoSonics. The agreement was amended in December 1998 to extend the agreement through December 1999. This agreement has been concluded.

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

        In July, 1998, the Company announced that it had agreed in principal to enter into a strategic relationship with Fukuda Denshi Co., Ltd. ("Fukuda"), which includes an equity investment and research and development funding totaling $13 million in EndoSonics by Fukuda. Approximately $8.4 million of Fukuda's investment was for the purchase of newly issued EndoSonics common stock. The remaining $4.6 million of the investment will fund certain research and development/technical assistance programs for products intended for the Japanese market which will be distributed by

Fukuda. The funding is occuring over a two-year period commencing in August 1998. In addition, Fukuda became the exclusive distributor of EndoSonics IVUS products in Japan beginning January 2000.

        In December 1998, the Company and JOMED N.V., ("JOMED") entered into an agreement for exclusive distribution of certain EndoSonics products into specified European and Middle Eastern countries. Also in December, EndoSonics and JOMED entered into an IVUS guided stent delivery system agreement that calls for the development of a JOMED balloon and stent incorporated into a modular EndoSonics IVUS catheter. Under the agreement, EndoSonics would supply subassemblies to JOMED who would complete the manufacturing process and distribute the resulting product in the territory which is defined as certain European and Middle Eastern countries. In certain countries within the territory, EndoSonics could distribute exclusively or jointly with JOMED. The distribution agreement with EndoSonics was terminated in October 1999 due to a breach in operational obligation by JOMED. However, a new agreement was restructured to provide more specific metrics regarding performance and was implemented in December 1999. The IVUS guided stent delivery system agreement was also terminated in October 1999 and has not been re-activated.

        In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. The loss of one or more of these distributors could materially affect the ability of the Company to distribute its products which could materially adversely affect the Company's business, financial condition and results of operations. However, the Company has continued to pursue direct sales operation in certain strategic markets in an effort to provide additional stability to the operations.

        In 1997, 1998 and 1999, total export sales were $21.9 million, $32.2 million and $30.8 million respectively, or approximately 66%, 75% and 67% respectively, of total product sales. In 1997, 1998 and 1999, sales to Europe accounted for $11.5 million, $10.6 million and $13.5 million respectively, and sales to Asia represented $9.3 million, $20.3 and $16.3 million respectively. A significant portion of the Company's revenues, therefore, will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

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

        On August 31, 1998, the Company entered into a strategic relationship with the Fukuda Denshi Company, Ltd. ("Fukuda"), a Japanese medical products company, which includes an equity investment and research and development and technical guidance funding totaling $13 million in EndoSonics by Fukuda. Approximately $8.4 million of the $13 million represents an equity investment. The remaining $4.6 million will fund research and development programs through August 2000. In October, 1998, the Company received approximately $8.4 million in cash and issued 965,730 shares of the Company's common stock, at a price of $8.70 per share, related to this strategic relationship with Fukuda.

        In December 1998, the Company and JOMED entered into an agreement for exclusive distribution of certain

EndoSonics products into specified European and Middle Eastern countries. Also in December, EndoSonics and JOMED entered into an IVUS guided stent delivery system agreement that calls for the development of a JOMED balloon and stent incorporated into a modular EndoSonics IVUS catheter. Under the agreement, EndoSonics will sell subassemblies to JOMED who will complete the manufacturing process and distribute the resulting product in the territory which is defined as certain European and Middle Eastern countries. In certain countries within the territory, EndoSonics may distribute exclusively or jointly with JOMED. These two agreements were terminated in October 1999, and replaced with a restructured distribution agreement in December 1999.

COMPETITION

        The Company believes that the primary competitive factors in the market for IVUS imaging devices are: image quality, catheter size, flexibility and trackability, ease of use, reliability and price. In addition, a company's distribution capability and the time in which products can be developed and receive regulatory approval are important competitive factors. Certain of the Company's competitors have developed IVUS imaging products with high quality images. Therefore, the Company believes that its competitive position is dependent upon its ability to establish its reputation as a producer of high quality imaging products. The Company's IVUS catheters compete with mechanical ultrasound devices manufactured by Cardiovascular Imaging Systems, a subsidiary of Boston Scientific Corporation ("BSC"). BSC is significantly larger than the Company, and has significantly greater financial, marketing and technical resources available. Although the Company believes that BSC is not currently marketing or clinically testing combined coronary balloon angioplasty/IVUS imaging catheters, there can be no assurance that BSC will not attempt to develop and market catheters in the future that would compete with the Company's combination products. Moreover, companies currently engaged in the manufacture and marketing of non-imaging balloon angioplasty catheters could attempt to expand their product lines to include combination balloon angioplasty/IVUS imaging products. Other companies could also attempt to enter the market with competitive devices. Many of the Company's competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources.

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

THIRD-PARTY REIMBURSEMENT

        In the United States, the Company's products are purchased primarily by medical institutions, that then bill various third-party payors, (such as Medicare, Medicaid, and other government programs) and private insurance plans (such as Blue Cross/Blue Shield, United Healthcare), for the health care services provided to patients. U.S. Medical institutions are reimbursed for the care of Medicare hospital patients based on a predetermined lump sum amount for one of over 500 diagnostic related groups, or DRGs (such as DRG 112 Percutaneous Cardiovascular Procedures), regardless of the costs involved. The amount of money paid for a specific DRG is determined by the average resource consumption needed to treat a specific disease, including the nursing time, operating room time and supplies. Reimbursement for Medicare patients for the equipment and hospital expense of an angioplasty procedure is usually covered under a specific DRG. The amount of reimbursement is fixed and thus the amount of potential profit for the medical institution relating to the procedure may be reduced to the extent the physician performs additional procedures such as IVUS imaging, pressure measurement or uses a more expensive product that combines ultrasound imaging with therapeutic capabilities.

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

        Physicians in the United States are reimbursed for performing medical procedures based on Current Procedural Terminology, ("CPT"), codes. Each type of procedure reimburses the physician a specific amount based on the amount of resource costs needed to provide the services. Included in the cost of providing each service are the physician work, practice expense and malpractice insurance. Payments are also adjusted for geographic differences. CPT codes are now available for all EndoSonics products except for PTCA balloons covered under DRGs. CPT codes have been available since 1997 to reimburse physicians to perform ultrasound procedures and interpret the results when imaging is performed in conjunction with a therapeutic intervention. In January 1999 CPT codes were established to reimburse physician for performing physiological assessment including Doppler Flow and Pressure Measurement. These physician reimbursements are paid directly to the physician and are not intended to cover the costs of the supplies to perform the procedures. Physicians in the United States receive approximately $160 for physiological testing, $190 for IVUS and $1,232 for MegaSonics balloon and IVUS combination device for two vessel evaluation an/or treatment in a patient. Physicians are responsible for determining that the clinical benefits of intravascular ultrasound imaging justify the additional costs for the medical institutions.

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

        The Company is also required to register as a medical device manufacturer with the FDA and certain state agencies, such as the Food and Drug Branch of the California Department of Health Services ("CDHS"). As such, the Company is inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's Good Manufacturing Practices ("GMP") regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to design control, manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. Specifically, the Company's FOCAL balloon catheters are approved in certain European countries, where the Company believes these catheters are being used principally for deployment of coronary stents and balloon angioplasty. In October 1995, EndoSonics received FDA approval to market Radiance's line of FACT catheters, which utilize the FOCAL technology, for coronary balloon angioplasty. These catheters may not be marketed by the Company in the United States for stent deployment without further FDA approval. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees.

        The Company is also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See " Products."

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

PATENTS AND PROPRIETARY INFORMATION

        The Company's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company holds 54 U.S. patents and numerous related foreign patents. The Company has other U.S. and foreign patent applications pending covering various aspects of its technology. One issued U.S. patent covers IVUS imaging catheters, including IVUS balloon catheters, in which multiple transducer elements are electronically controlled by integrated circuits or other means mounted near the transducer elements in the catheter. This patent expires in April 2007. Two patents cover aspects of catheter design technology used by the Company in its catheters. A fourth patent covers improvements to the IVUS imaging system that enables it to obtain images closer to the transducer surface. A fifth patent covers modifications to the catheter tip transducer technology. A sixth patent covers a method and apparatus for imaging blood flow using an ultrasound catheter. Additional U.S. and foreign patent applications have been filed. No assurance can be given that pending patent applications will be approved, or that any issued patents will provide competitive advantages for the Company's products, or that they will not be challenged or circumvented by competitors.

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

EMPLOYEES

        As of December 31, 1999, the Company had 417 employees, including 242 in manufacturing, 79 in research, development and regulatory affairs, 63 in sales and marketing, and 33 in administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, their ages as of March 20, 2000, and their positions are as follows:

                NAME             AGE                    POSITION
                ----             ---                    --------
                                        Chairman of the Board
       Reinhard J. Warnking      51     President, Chief Executive Officer and
                                        Director

       Kathleen E. Redd          38     Acting Vice President Finance  and Chief
                                        Financial Officer

       Michael J. Eberle         43     Senior Vice President and General
                                        Manager, SmartWire Division

       Joerg Schulze-Clewing     42     Vice President and General Manager,
                                        Imaging Division

       Robrecht L. W.            50     Vice President and General Manager,

       Michiels                         Image Guided Therapy Division

       Richard Hebert            43     Vice President, Clincial/Regulatory
                                        Affairs and Quality Assurance

       Gary L. Wilson            45     Vice President, Worldwide Sales and
                                        Marketing

       Oti M. Wooster            47     Vice President, Human Resources and
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

        Richard Hebert. Mr. Hebert returned to the Company as Vice President, Clinical/Regulatory Affairs and Quality Assurance in April 1999. From May 1997 to May 1998 he served as Vice President of Operations and Administration for BioSurgical & BioInterventional Corporations, sister companies developing medical devices and bio-adhesives. Previously, from February 1993 through April 1997, he served in various positions with EndoSonics. Beginning in February 1993 Mr. Hebert served as Director of Quality Assurance until, in December 1994, when he was promoted to Vice President of Operations with responsibility for leading the Company's ultrasound transducer and catheter manufacturing facility in Pleasanton, California. Mr. Hebert decided to leave the Company in May 1997 when the corporate headquarters relocated from Pleasanton to Rancho Cordova, California.

        Robrecht L. W. Michiels. Mr. Michiels joined the Company in December 1999 as Vice President and General Manager of Image Guided Therapy Division. Prior to joining the Company, from 1998 to 1999, Mr. Michiels served as Chief Executive Officer of VenPro Corporation, a development stage venture company in cardiovascular and less invasive surgery implants. From 1992 to 1998, Mr. Michiels served as President and Chief Operating Officer of InterVentional Technologies Inc., an interventional caridology company.

        Kathleen E. Redd. Ms. Redd, a CPA., joined the Company in April 1996 as Corporate Controller. In January 2000, Ms Redd was appointed the Acting Vice President and Chief Financial Officer when Richard L. Fischer former Vice President, Finance and CFO left this position because of personal reasons. Before joining EndoSonics in 1996, Ms. Redd served as Controller for Acordia Benefit Services of Northern California, a third party administrator for health insurance providers, from 1991 to 1996.

        Joerg Schulze-Clewing. Mr. Schulze-Clewing joined the Company in February 1997 as Vice President and Chief Technical Officer of MicroSound Corporation a former subsidiary of EndoSonics Corporation. In September 1998, MicroSound was merged with and into EndoSonics. Mr. Schulze-Clewing was promoted to the Vice President and General Manager of EndoSonics' Imaging Division in July 1998. Before joining EndoSonics in 1997, he was an independent consultant.

        Gary L. Wilson. Mr. Wilson joined the Company in February 1996 as Director, Asia Pacific/Latin America/Canada (APLAC) Sales. In August 1998, Mr. Wilson was promoted to Vice President, APLAC Sales. In March 1999, he became Vice President, Worldwide Sales and Marketing. Prior to joining EndoSonics, Mr. Wilson was Director, Asia Pacific Sales for Advanced Technology Laboratories
(ATL), a manufacturer of diagnostic medical ultrasound equipment based in Bothell, Washington.

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

ITEM 2. PROPERTIES

        Currently, the Company leases approximately 74,000 square feet in Rancho Cordova, California, which is leased through the year 2006. The Company also leases approximately 4,100 square feet in The Netherlands for its European operations, which lease expires at the end of the year 2001. In connection with the acquisition of Navius in 1998, the Company obtained 11,000 square feet in San Diego, California, which is leased through August 31, 2000. In February 1999, the Company executed a lease for approximately 44,000 square feet in San Diego, California that is leased through March 31, 2006. Portions of the San Diego facilities have been subleased from dates ranging from April 1999 through July 2001.

ITEM 3. LEGAL PROCEEDINGS

        In October, 1998, the Company entered into a five-year litigation standstill agreement with Intravascular Research Limited with respect to certain intellectual property claims. The agreement includes the dismissal without prejudice of a pending Delaware lawsuit involving patent infringement claims. The agreement does not toll any potential patent infringement damages that may be accruing. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                                   HIGH           LOW
                                                  ------         -----
             1999
             First Quarter...............         $12.50         $6.38
             Second Quarter..............           8.25          4.50
             Third Quarter...............           9.00          7.00
             Fourth Quarter..............           8.50          3.19

              1998

             First Quarter...............         $10.38         $8.06
             Second Quarter..............           9.25          5.00
             Third Quarter...............           9.38          4.50
             Fourth Quarter..............           9.94          4.25

        On March 20, 2000, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $6.875 per share. As of March 20, 2000, there were approximately 206 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                1995         1996         1997         1998         1999
                                              --------     --------     --------     --------     --------
                                                       (In thousands, except for per share amounts)
STATEMENT OF OPERATIONS
REVENUES:
   Product sales                              $ 16,175     $ 23,542     $ 33,141     $ 42,929     $ 45,933
   Contract revenue                                962          831          856        1,215        2,242
                                              --------     --------     --------     --------     --------
   Total revenue                                17,137       24,373       33,997       44,144       48,175
Cost of sales                                   11,270       15,688       17,962       20,089       23,590
                                              --------     --------     --------     --------     --------
   Gross margin                                  5,867        8,685       16,035       24,055       24,585

OPERATING EXPENSES:
   Research, development and clinical            7,127        5,746        6,309        7,045        7,713
   Marketing and sales                           5,096        5,411        6,068        9,575       11,648
   General and administrative                    4,516        4,821        5,840        4,849        6,876
   Restructuring and other expenses                488          518       47,956       10,554       (1,490)
   Amortization of intangibles                      --           --          475        1,391        1,857
                                              --------     --------     --------     --------     --------
Total operating expenses                        17,227       16,496       66,648       33,414       26,604
                                              --------     --------     --------     --------     --------

Loss from operations                           (11,360)      (7,811)     (50,613)      (9,359)      (2,019)

Equity in net loss of Radiance                      --       (1,621)      (2,358)        (158)          --

Other income:
   Interest income                                 888        2,269        1,881        1,208          924
   Gain realized on equity investment
     in Radiance                                    --           --        4,021          739           --
                                              --------     --------     --------     --------     --------
Total other income                                 888        2,269        5,902        1,947          924
                                              --------     --------     --------     --------     --------

Net loss before provision for income taxes     (10,472)      (7,163)     (47,069)      (7,570)      (1,095)

Provision for income taxes                          --           --          175          222           --
                                              --------     --------     --------     --------     --------
Net loss                                      $(10,472)    $ (7,163)    $(47,244)    $ (7,792)    $ (1,095)
                                              --------     --------     --------     --------     --------
Basic and diluted  net loss per share         $  (1.01)    $  (0.53)    $  (3.22)    $  (0.47)    $  (0.06)
                                              --------     --------     --------     --------     --------
Shares used in  per share calculations          10,387       13,395       14,670       16,472       17,652
                                              --------     --------     --------     --------     --------

                                                                  AS OF DECEMBER 31,
                                              ------------------------------------------------------------
                                                1995         1996         1997         1998         1999
                                              --------     --------     --------     --------     --------
                                                       (In thousands, except for per share amounts)
BALANCE SHEET DATA:

Cash, cash equivalents and short-
   term investments                           $ 44,395     $ 40,192     $ 23,009     $ 29,155     $ 25,399
Working capital                                 49,872       44,676       30,146       38,400       41,040
Convertible obligation                             750           --           --           --           --
Total assets                                    56,953       72,039       62,807       66,730       66,017
Total stockholders' equity                      48,155       66,067       49,254       54,252       56,949

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" beginning on page 18.

INTRODUCTION

        Since its inception in 1984, the Company has been engaged primarily in the research and development of devices for the diagnosis and treatment of cardiovascular disease. Since 1991, a majority of the Company's net revenue has been derived from sales of its IVUS coronary imaging systems and catheters. In July 1997, the Company acquired Cardiometrics Corporation, adding a product portfolio of cardiovascular functional measurement devices. In August 1998, the Company acquired Navius Corporation, which added a line of therapeutic angioplasty balloon catheters and other therapeutic products under development.

        The Company's strategy is to advance its unique all electronic ultrasound imaging technology and its complementary functional measurement technology from pure cardiovascular diagnostic applications into combined diagnostics and therapeutic applications. In executing this strategy, the Company expects to move from an approximately $150 million cardiovascular diagnostic market to address and capture a portion of the $4 billion cardiovascular therapeutic market. In addition, the Company believes its technology is applicable to non-cardiovascular applications and will address other therapeutic markets by combining its imaging technology with therapeutic treatments. The Company believes precision imaging of other human organs can improve the treatment of certain diseases, for example, the imaging and removal of cancerous tissues. Another example of applying this imaging technology in therapeutic applications is the development of a combined imaging and radiation catheter for the precise treatment of diseased coronaries to minimize vessel re-closure or restenosis after angioplasty or stent deployment.

        The Company has executed its strategy by developing its own technology as represented by its IVUS imaging catheters, as well as acquisition of other technologies as represented by the functional measurement and angioplasty technologies acquired through its purchase of the Cardiometrics and Navius Corporations, respectively. The Company relies on key suppliers for a majority of its raw material components, but manufactures or assembles and conducts testing on all of its finished products in three modern facilities: in Rancho Cordova and San Diego, California, and in Rijswijk, the Netherlands. The Company believes it possesses unique manufacturing know-how to produce all-electronic imaging catheters in high volume. The all-electronic design provides for a high degree of miniaturization, allowing physicians to deploy the catheter into increasingly narrow or tortuous coronaries. In distributing its products, the Company employs a direct sales force in the United States and certain key countries in Europe. In Japan and lesser markets where a direct sales force would not be economical, the Company has forged key distributor relationships.

        The Company, in executing this strategy, has addressed the unique needs of each market segment by organizing the company into three divisions. Each division is responsible for the development and manufacture of its own products that are then sold through a common sales organization or through distributors. The Imaging Division is responsible for design and development of the Company's all electronics imaging devices, including the systems used to process and display information to physicians. This division is also chartered with developing future applications of the imaging technology to non-coronary applications. The Wire Division is responsible for the development of functional measurement devices including FlowWire(TM) and WaveWire(TM) products that are currently used to measure coronary blood flow and blood pressure, respectively. The Company believes its functional measurement technology can be developed to make these products eventually serve as the "primary wire" for the majority of all cardiovascular interventional procedures. The Image Guided Therapy Division is responsible for the development and manufacture of all IVUS diagnostic catheters, combination diagnostic/therapeutic catheters, and pure therapeutic catheters. Examples of the foregoing include the IVUS 5-64(TM) imaging catheter, the Oracle MegaSonics(TM) combination imaging and balloon catheter, and the Vintage(TM) angioplasty balloon catheter. This division is also chartered with the development of the peripheral vascular imaging catheter for abdominal aortic aneurysm (AAA) applications and the Brigade(TM) combination imaging and radiation catheter for treatment of coronaries in post angioplasty or stent deployment applications.

        The Company distributes its products in the United States, Germany, Belgium, Netherlands, Luxembourg, and France through a direct sales force. The Company's investment in its direct sales force has continued to increase from 1997 to the end of 1999 as the Company added more territories. The direct sales staff numbered 16, 29 and 45 at the end of 1997, 1998, and 1999, respectively. The increase in the direct sales force has accounted primarily for the increase in selling and marketing expense as a percent of product sales, amounting to 18, 22, and 25 percent in the respective years of 1997, 1998, and 1999. The Company believes that a direct sales force is essential in executing its strategy in the above-cited markets.

        The Company relies on key distributors in certain other markets. In Latin America, Johnson and Johnson Latin America distributes the Company's products. In Japan, Fukuda Corporation is the Company's key distributor for IVUS products with Johnson and Johnson KK providing an important sub-distributor function. In this same market, the Goodman Company distributes the Company's functional measurement products. In certain countries of Europe, the Middle East and Africa, JOMED International AB or its subsidiaries sell all of the Company's products.

        The Company expects that it may pursue additional acquisitions in the future. Any future acquisitions may result in potentially dilutive issuances of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets acquired, any of which could have a materially adverse affect on the Company's business, financial condition and results of operations. In particular, if the Company is unable to use the "pooling of interests" method of accounting, the Company will be required to amortize any intangible assets acquired in connection with any additional acquisitions and the amortization periods for such costs will be over the useful lives of such assets. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development, and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

        The Company's financial results will be affected in the future by certain factors including: market acceptance of the Company's new products, the revenue mix between sales of imaging systems and catheters and changes in government regulation regarding third-party reimbursement applicable to the Company's products. See "Risk Factors."

RESULTS OF OPERATIONS

        Comparison of the Year Ended December 31, 1999 with the Year Ended December 31, 1998

Navius' results of operations were included in the Company's consolidated results of operations beginning August 5, 1998. (See Note 9 to Consolidated Financial Statements.)

        Total Revenue. Total revenue in 1999 increased by 9% to approximately $48.2 million from $44.1 million in 1998. The increase is a result of an increase of approximately $2.5 million in IVUS sales, $0.6 million in functional testing revenue and $0.7 million in sales of balloon catheters.

        In 1999 and 1998 sales of the Company's digital all-electronic IVUS imaging system and catheter products accounted for 67% of total revenue. The Company expects this percentage may decrease as it continues to expand its product lines and move from primarily diagnostic applications to combined diagnostic and therapeutic applications. The sales of IVUS imaging catheters as a percentage of total IVUS sales has increased to 59% in 1999 from 50% in 1998 due to the increase in the Company's installed base.

        In the United States, where the Company utilizes a direct-sales force, product sales for 1999 were up 62% over 1998 levels. Consequently export sales as a percentage of total revenue decreased to 64% as compared to 73% in 1998. The Company currently anticipates that export sales will continue to represent a substantial portion of the Company's total revenue in future periods.

        Cost of Product Sales. Cost of product sales as a percentage of product sales increased slightly to approximately 47% from approximately 46% in 1998. Cost of sales as a percentage of product sales in 1999 increased primarily due to inefficiencies related to the transfer of certain manufacturing activities to the Company's San Diego facility and downward pressure on IVUS system prices. Overall, gross profit margins were 51% in 1999 as compared to 54% in 1998. Due to the uncertainty associated with improvements in efficiency of the Company's manufacturing processes and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods.

        Restructuring and Other. During 1999 the Company determined that approximately $1.9 of restructuring reserves and other expenses provided for in 1997 in connection with the acquisition of Cardiometrics were not required. These reserves were reversed in 1999. Additionally, the Company incurred a stock compensation charge of $0.4 relating to changes to the terms of the common stock options for certain optionholders that were terminated as a result of an organizational restructuring during 1999. (See Note 10 to the Consolidated Financial Statements). In connection with the Company's acquisition of Navius in 1998, the Company wrote off in-process research and development totaling $10.6 million. This amount was expensed on the acquisition date.

        Research, Development and Clinical. Research, development and clinical expenses increased 9% to $7.7 million in 1999 from approximately $7.0 million in 1998. The increase relates primarily to product enhancements and new products for the IVUS and functional measurement product lines. The Company expects to continue to invest in various research and development projects as it brings new products to market.

       Marketing and Sales. Marketing and sales expenses increased 22% to approximately $11.6 million from $9.6 million in 1998 primarily due to increased headcount and marketing programs related to staffing a direct sales force in the United States, Germany and certain other European countries. As a percentage of total revenue, marketing and sales expenses increased to 24% as compared to 22% in 1998. The Company expects to continue to invest in its direct sales force in 2000.

   General and Administrative. General and administrative expenses increase by 42% to approximately $6.9 million in 1999 from approximately $4.8 million in 1998. The increase is primarily due to additional bad debt reserves, $1.8 million, taken in the third and fourth quarters of 1999. General and administrative expenses increased to 14% of total revenue in 1999 as compared to 11% of total revenue in 1998.

   Other Income. Other income decreased to approximately $0.9 million in 1999 from approximately $1.9 million in 1998. The decrease reflects lower interest income as compared to 1998, as a result of reduced average cash balances. Also, in 1998 the Company had a gain of $0.7 million on its investment in Radiance Medical Systems, Inc.

        Net Loss. Net loss was $1.1 million, or $0.06 per share for 1999, as compared to a net loss of approximately $7.8 million, or $0.47 per share in 1998.

   Comparison of the Year Ended December 31, 1998 with the Year Ended December 31, 1997

       Cardiometrics' results of operations were included in the Company's consolidated results of operations beginning July 24, 1997. Navius' results of operations were included in the Company's consolidated results of operations beginning August 5, 1998. (See Note 9 to Consolidated Financial Statements.)

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

    Restructuring and Other. In connection with the Company's acquisition of Navius in 1998, the Company wrote off in-process research and development totaling $10.6 million. This amount was expensed as an Acquisition Related Charge on the acquisition date. This write-off was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The Navius acquired in-process research and development relates primarily to the development of intravascular ultrasound radiation devices. The Company anticipates that products using the acquired in-process technology will be generally released before the end of 2001. The Company expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that technological viability of these products will be achieved.

           The nature of the efforts required to develop the purchased in-process technology into technologically viable products principally relate to efficacy validation and regulatory approval.

       The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such products which incorporate the in-process technology, including percent completed prior to the date of acquisition, percent remaining to be developed post acquisition, time to completion, and costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

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

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999, the Company had cash, cash equivalents and short-term investments of $25.4 million and $10 million available under a revolving line of credit. Net cash used in operations was $ 3.6 million in 1999, as compared to cash provided from operations of $2.1 million in 1998. The increase in the cash used in operations is due primarily to higher inventory balances. Working capital increased to $41.0 million in 1999, as compared to $38.4 million in 1998.

        Net cash used in investing activities was $1.0 million, as compared to $11.3 million in 1998. The company received $17 million from the maturities of short-term investments. This was offset by $ 14.7 million used to purchase short-term investments and $3.5 million used to acquire property and equipment. On August 5, 1998, the Company acquired all of the outstanding shares of Navius. As a result, Navius' assets, liabilities and results of operations since the acquisition date are included in the Company's consolidated statements of cash flows. Net cash used in the acquisition was $6.5 million.

        Net cash provided by financing activities was $0.7 million as compared to $4.0 million in 1998. In 1999, the proceeds from the issuance of common stock were $3.2 million. In 1998, the Company received $8.8 million from the issuance of common stock, primarily related to the sale of common stock to Fukuda for $8.4 million and the exercise of stock options of $0.4 million.

        Intangible assets total approximately $10.5 million as of December 31, 1999 and consist primarily of developed technology, goodwill, and other intangible assets acquired in connection with the acquisitions of Cardiometrics and Navius in 1997 and 1998, respectively. The Company continually evaluates the value and future benefits of its intangible assets, and assesses the recoverability of the intangible assets using cash flows and income from operations of the related acquired businesses as measures. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, the carrying value would be reduced to the estimated net realizable value if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 1999, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. As of December 31, 1999, intangible assets represented approximately 16% of our total assets and 18% of stockholders' equity.

        The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts and working capital purposes prior to achieving positive cash flow from operations. The Company believes that its existing cash, cash equivalents and short-term investments as of December 31, 1999 will be sufficient to meet the Company's operating expenses and capital requirements through 2000. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company. See "Risk Factors - Future Operating Results--History of Operating Losses; Anticipated Future Losses."

IMPACT OF YEAR 2000

        Independent of the "Year 2000 Issue" the Company had plans to implement an enterprise-wide software platform. In late 1999, this installation was completed and the Company began using a new Enterprise Resource Planning system
(ERP), which was Year 2000 compliant. As a result of this installation the Company experienced no significant disruptions of its internal systems related to the date change. In addition, the Company experienced no significant disruptions related to the systems, products and services of the Company's vendors and customers. The Company capitalized approximately $1.2 million in software, hardware and developed software related to this ERP system implementation.

TAX MATTERS

        As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $52 million and $4.9 million, respectively. The Company also had federal research and development and other tax credit carryforwards for federal and state income tax purposes, of approximately $2.9 million and $1.6 million respectively. The net operating loss and credit carryforwards began expiring and will continue to expire at various dates beginning in 2000 through 2019 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

RISK FACTORS

        History of Operating Losses; Anticipated Future Losses. The Company was founded in 1984 and has experienced annual operating losses since its inception. The Company's accumulated deficit at December 31, 1999 was approximately $117 million. There can be no assurance that the Company will be able to achieve or sustain profitability in the future. Although the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its liquidity requirements through 2000, there can be no assurance that the Company will not require additional financing or that such financing, if required, will be available on satisfactory terms, if at all.

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

        Dependence on Strategic Relationships. In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to focus on product configurations that address a given procedure or treatment and in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a major relationship with one of the major suppliers. There can be no assurance that the Company will be able to maintain its relationship with its key distributors or replace one of these distributors in the event that a distributor relationship would be terminated. In the event of such a termination, the Company's ability to distribute its products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Dependence on International Sales. The Company derives, and expects to continue to derive, a significant portion of its revenue from international sales. In 1997, 1998, and 1999, the Company's international sales were $21.9 million, $32.2 million and $30.8 million respectively, or 64%, 73% and 64% of total revenue. Therefore, a significant portion of the Company's revenues will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

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

        Limitations on Third-Party Reimbursement. In the United States, the Company's products are purchased primarily by medical institutions that then bill various third-party payors. Medical institutions are reimbursed for the care of Medicare hospital patients based at a predetermined lump sum amount for diagnostic related groups or DRGs regardless of the costs involved. The amount of money paid for a specific DRG is determined by the average consumption needed to treat a specific disease, including the nursing time, operating room time and supplies. The amount of reimbursement is fixed and thus the amount of potential profit for the medical institution relating to the procedure may be reduced to the extent the physician performs additional procedures such as IVUS imaging, pressure measurement or uses a more expensive product that combines ultrasound imaging with therapeutic capabilities.

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

        Competition. Competition in the market for devices used in the diagnosis and treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. The interventional cardiology market is characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's digital, all-electronic IVUS imaging catheters compete with mechanical ultrasound devices manufactured by Cardiovascular Imaging Systems ("CVIS"), a division of Boston Scientific Corporation. CVIS is significantly larger than the Company, and has significantly greater financial, sales and marketing and technical resources available. CVIS has also developed IVUS imaging products with high quality images and the Company believes that its competitive position is dependent upon its ability to establish its reputation as a producer of high quality IVUS imaging products. There can be no assurance that these companies are not currently developing, or will not attempt to develop, combination balloon angioplasty/IVUS imaging catheters that would compete with the Company's combination balloon angioplasty/IVUS imaging products. Moreover, companies currently engaged in the manufacture and marketing of non-imaging angioplasty catheters could attempt to expand their product lines to include combination balloon angioplasty/IVUS imaging products.

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

        The information concerning the Company's directors required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 8, 2000. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 8, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 8, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 8, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:


         1.       Financial Statements of the Company.

                  Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended
                           December 31, 1999, 1998 and 1997
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
                  Consolidated Statements of Cash Flows for the years ended
                           December 31, 1999, 1998 and 1997
                  Notes to Consolidated Financial Statements for the years ended
                           December 31, 1999, 1998 and 1997

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

10.24(11)       Research and Development Agreement dated August 31, 1998, between EndoSonics and Fukuda Denshi Co., Ltd.

10.25(11)       Common Stock Purchase Agreement dated October 7, 1998, between EndoSonics and Fukuda Denshi Co., Ltd.

10.26(11)       Investors' Rights Agreement dated September 21, 1998, between EndoSonics and Fukuda Denshi Co., Ltd.

10.27*(12)      Distribution Agreement dated December 15, 1998, between EndoSonics and JOMED N.V.

10.28*(12)      IVUS Guided Stent Delivery System Development, Supply and Distribution Agreement dated December 15, 1998 between
                EndoSonics and JOMED N.V.

10.29*          Master Distribution Agreement dated December 13, 1999 between EndoSonics and JOMED N.V.

10.30           First Amendment to 1998 Stock Option Plan of the company, dated June 10, 1999

10.31           1999 Nonstatutory Stock Option Plan of the Company.

10.32           Nonstatutory Stock Option Agreement, dated November 8, 1999, by and between the Company and Robrecht L.W. Michiels.

10.33           1997 Stock Plan of MicroSound Corporation.

23.1            Consent of Ernst & Young LLP, Independent Auditors.

24.1            Power of Attorney. (Reference is made to page 27 of this Report on Form 10-K)

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

(12) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENDOSONICS CORPORATION

Date: March 30, 2000            By: /s/ REINHARD J. WARNKING
                                   ---------------------------------
                                   Reinhard J. Warnking
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                                By: /s/ KATHLEEN E. REDD
                                   ---------------------------------
                                   Kathleen E. Redd
                                   Acting Chief Financial Officer and
                                   Corporate Controller
                                   (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Reinhard J. Warnking and Kathleen E. Redd, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                     TITLE                                         DATE
                 ---------                                     -----                                         ----
         /s/ REINHARD J. WARNKING           Chairman of the Board of Directors,                         March 30, 2000
-----------------------------------------   President and Chief Executive Officer
           Reinhard J. Warnking             (Principal Executive Officer)


           /s/ KATHLEEN E. REDD             Acting Chief Financial Officer and Corporate Controller     March 30, 2000
-----------------------------------------   (Principal Financial Officer)
             KATHLEEN E. REDD


           /s/ JULIE A. BROOKS              Director                                                    March 30, 2000
-----------------------------------------
             Julie A. Brooks


           /s/ THOMAS J. CABLE              Director                                                    March 30, 2000
-----------------------------------------
             Thomas J. Cable


             /s/ DALE CONRAD                Director                                                    March 30, 2000
-----------------------------------------
               Dale Conrad


            /s/ JAKOB STAPFER               Director                                                    March 30, 2000
-----------------------------------------
              Jakob Stapfer


         /s/ GREGG W. STONE, M.D.           Director                                                    March 30, 2000
-----------------------------------------
           Gregg W. Stone, M.D.


          /s/ W. MICHAEL WRIGHT             Director                                                    March 30, 2000
-----------------------------------------
            W. Michael Wright

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE
                                                                                     ----
Report of Ernst & Young LLP, Independent Auditors................................     29
Consolidated Balance Sheets......................................................     30
Consolidated Statements of Operations............................................     31
Consolidated Statements of Stockholders' Equity..................................     32
Consolidated Statements of Cash Flows............................................     33
Notes to Consolidated Financial Statements.......................................     34

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
EndoSonics Corporation

        We have audited the accompanying consolidated balance sheets of EndoSonics Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14.(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EndoSonics Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Sacramento, California
February 18, 2000

                             ENDOSONICS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                 December 31,
                                                                           -----------------------
                                                                             1999          1998
                                                                           ---------     ---------
                                             ASSETS
Current assets:
   Cash and cash equivalents                                               $   4,990     $   8,749
   Short-term investments                                                     13,741        16,269
   Investment in Radiance Medical Systems, Inc.                                6,668         4,137
   Trade accounts receivable, net of allowance for doubtful accounts of
     $1,119 and $350 at December 31, 1999 and 1998, respectively              10,688        13,725
   Inventories                                                                12,981         6,834
   Other current assets                                                          517           560
                                                                           ---------     ---------
Total current assets                                                          49,585        50,274

Property and equipment, net                                                    5,898         4,064
Intangible assets, net                                                        10,534        12,392
                                                                           ---------     ---------
                                                                           $  66,017     $  66,730
                                                                           =========     =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                   $   4,891     $   5,378
   Accrued payroll and payroll related                                         2,868         2,822
   Accrued restructuring                                                         786         3,674
                                                                           ---------     ---------
Total current liabilities                                                      8,545        11,874

Other liabilities                                                                523           604
                                                                           ---------     ---------
Total liabilities                                                              9,068        12,478
Commitments and contingencies (Notes 12 & 13)

Stockholders' equity:
   Convertible-preferred stock, $.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding                                 --            --
   Common stock, $.001 par value; 25,000,000 shares authorized,
     17,686,958 and 17,590,120 shares issued and outstanding as of
     December 31, 1999 and 1998, respectively                                     19            18
   Additional paid-in capital                                                179,674       176,433
   Common stock in treasury, at cost, 1,212,692 shares
     and 860,000 shares as of December 31, 1999 and 1998, respectively        (6,926)       (4,839)
   Accumulated other comprehensive gain (loss)                                 1,360        (1,305)
   Accumulated deficit                                                      (117,178)     (116,055)
                                                                           ---------     ---------
Total stockholders' equity                                                    56,949        54,252
                                                                           ---------     ---------
                                                                           =========     =========
                                                                           $  66,017     $  66,730
                                                                           =========     =========

See accompanying notes

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             Years Ended December 31,
                                                   -------------------------------------------
                                                       1999           1998            1997
                                                   -----------     -----------     -----------
Revenues:
   Product sales                                   $    45,933     $    42,929     $    33,141
   Contract revenue                                      2,242           1,215             856
                                                   -----------     -----------     -----------
Total revenue                                           48,175          44,144          33,997

Cost of sales                                           23,590          20,089          17,962
                                                   -----------     -----------     -----------
   Gross margin                                         24,585          24,055          16,035

Operating expenses:
   Research, development and clinical                    7,713           7,045           6,309
   Marketing and sales                                  11,648           9,575           6,068
   General and administrative                            6,876           4,849           5,840
   Restructuring and other expenses                     (1,490)         10,554          47,956
   Amortization of intangibles                           1,857           1,391             475
                                                   -----------     -----------     -----------
Total operating expenses                                26,604          33,414          66,648
                                                   -----------     -----------     -----------

Loss from operations                                    (2,019)         (9,359)        (50,613)

Equity in net loss of Radiance Medical
   Systems, Inc                                             --            (158)         (2,358)

Other income:
   Interest income                                         924           1,208           1,881
   Gain realized on equity investment in
     Radiance Medical Systems, Inc.
     common stock                                           --             739           4,021
                                                   -----------     -----------     -----------
Total other income                                         924           1,947           5,902
                                                   -----------     -----------     -----------
Net loss before provision for income taxes              (1,095)         (7,570)        (47,069)
Provision for income taxes                                  --             222             175
                                                   -----------     -----------     -----------
Net loss                                           $    (1,095)    $    (7,792)    $   (47,244)
                                                   -----------     -----------     -----------
Basic and diluted net loss per share               $     (0.06)    $     (0.47)    $     (3.22)
                                                   -----------     -----------     -----------
Shares used in per share calculations               17,651,515      16,471,953      14,669,975
                                                   ===========     ===========     ===========

See accompanying notes

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                            ACCUMULATED
                                                    COMMON STOCK      ADDITIONAL               OTHER                     TOTAL
                                                 -------------------    PAID-IN   TREASURY COMPREHENSIVE ACCUMULATED  STOCKHOLDERS'
(In thousands, except share amounts)               SHARES     AMOUNT    CAPITAL    STOCK   INCOME (LOSS)   DEFICIT       EQUITY
------------------------------------             ----------   ------  ----------  -------  ------------- -----------  -------------
Balance at December 31, 1996                     13,522,572     $14    $124,024       $--     $    29     $ (58,000)    $ 66,067
   Issuance of common stock to complete
     Cardiometrics acquisition                    2,502,500       2      33,137        --          --            --       33,139
   Issuance of Radiance Medical Systems, Inc.
     stock dividend                                      --      --          --        --          --        (3,019)      (3,019)
   Decrease in carrying value of Radiance
     Medical Systems, Inc.                               --      --        (193)       --          --            --         (193)
   Exercise of common stock options                 128,041      --         620        --          --            --          620
   Comprehensive loss:
         Net loss                                        --      --          --        --          --       (47,244)     (47,244)
         Foreign currency translation                    --      --          --        --        (116)           --         (116)
   Comprehensive loss                                    --      --          --        --          --            --      (47,360)
                                                 ----------     ---    --------   -------     -------     ---------     --------
Balance at December 31, 1997                     16,153,113      16     157,588        --         (87)     (108,263)      49,254
   Issuance of common stock in connection
     with acquisitions                            1,205,049       1      10,020        --          --            --       10,021
   Issuance of common stock to Fukuda Denshi
     Co., Ltd., net issuance costs of $18           965,730       1       8,381        --          --            --        8,382
   Repurchase of common stock                      (860,000)     --          --    (4,839)         --            --       (4,839)
   Exercise of common stock options                 126,228      --         444        --          --            --          444
   Comprehensive loss:
         Net loss                                        --      --          --        --          --        (7,792)      (7,792)
         Change in unrealized gain (loss) on
           available-for-sale securities                 --      --          --        --      (1,275)           --       (1,275)
         Foreign currency translation                    --      --          --        --          57            --           57
   Comprehensive loss                                    --      --          --        --          --            --       (9,010)
                                                 ----------     ---    --------   -------     -------     ---------     --------
Balance at December 31, 1998                     17,590,120      18     176,433    (4,839)     (1,305)     (116,055)      54,252
   Repurchase of common stock                      (410,000)     --          --    (2,482)         --            --       (2,482)
   Exercise of common stock options                 449,530       1       2,854        --          --            --        2,855
   Issuance of treasury shares for Employee
     Stock Purchase Plan                             57,308      --          --       395          --           (28)         367
   Stock compensation charge                             --      --         387        --          --            --          387
   Comprehensive income:
         Net loss                                        --      --          --        --          --        (1,095)      (1,095)
         Change in unrealized gain (loss) on
           available-for-sale securities                 --      --          --        --       2,532            --        2,532
         Foreign currency translation                    --      --          --        --         133            --          133
   Comprehensive income                                  --      --          --        --          --            --        1,570
                                                 ----------     ---    --------   -------     -------     ---------     --------
Balance at December 31, 1999                     17,686,958     $19    $179,674   $(6,926)    $ 1,360     $(117,178)    $ 56,949
                                                 ==========     ===    ========   =======     =======     =========     ========

See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Year Ended December 31,
                                                                   ----------------------------------
                                                                     1999        1998          1997
                                                                   --------     --------     --------
OPERATING ACTIVITIES
Net loss                                                           $ (1,095)    $ (7,792)    $(47,244)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Acquired in-process research and development                        --       11,107       43,000
     Depreciation                                                     1,698          873          580
     Amortization                                                     1,858        1,391          549
     Stock compensation charge                                          387           --           --
     Gain on partial sale of investment in Radiance Medical
     Systems, Inc.                                                       --         (739)      (4,021)
     Operating expense paid with Radiance Medical Systems, Inc.
       common stock                                                      --           --          542
     Equity in net loss of Radiance Medical Systems, Inc.                --          158        2,358
     Changes in operating assets and liabilities net of effects from purchase of Cardiometrics and Navius:
       Trade accounts receivable, net                                 1,046         (141)      (2,711)
       Inventories                                                   (6,146)         183         (419)
       Other current assets                                              44         (112)       1,232
       Accounts payable and accrued expenses                          1,451       (1,256)      (2,991)
       Accrued payroll and payroll related expenses                      46          764          411
       Accrued restructuring                                         (2,889)      (2,343)       5,084
                                                                   --------     --------     --------
Net cash provided by (used in) operating activities                  (3,600)       2,093       (3,630)
                                                                   --------     --------     --------

INVESTING ACTIVITIES
Purchase of short-term investments                                  (14,698)     (21,812)      (9,090)
Proceeds from sale of Radiance Medical Systems, Inc. common
  stock                                                                  --        3,942          528
Maturities of short-term investments                                 17,226       14,365        5,219
Capital expenditures for property and equipment                      (3,536)      (1,261)      (1,299)
Business acquisition, net of cash and cash equivalents acquired          --       (6,511)     (13,286)
                                                                   --------     --------     --------
Net cash used in investing activities                                (1,008)     (11,277)     (17,928)
                                                                   --------     --------     --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                3,222        8,826          620
Purchase of treasury stock                                           (2,482)      (4,839)          --
                                                                   --------     --------     --------
Net cash provided by financing activities                               740        3,987          620
Effect of exchange rate changes on cash and cash equivalents            109           57         (116)
                                                                   --------     --------     --------
Net decrease in cash and cash equivalents                            (3,759)      (5,140)     (21,054)
Cash and cash equivalents, beginning of year                          8,749       13,889       34,943
                                                                   --------     --------     --------
Cash and cash equivalents, end of year                             $  4,990     $  8,749     $ 13,889
                                                                   ========     ========     ========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Acquisition of business (Note 9)
   Fair value of assets acquired                                         --     $ 19,510     $ 73,418
   Cash paid                                                             --       (7,703)     (22,281)
   EndoSonics common stock issued                                        --       (9,500)     (33,139)
   Radiance Medical Systems, Inc. common stock transferred               --           --       (8,484)
   Other consideration                                                   --         (595)      (4,674)
                                                                   --------     --------     --------
   Liabilities assumed                                                   --     $  1,712     $  4,840
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

        Consolidation

        The accompanying consolidated financial statements include the accounts of EndoSonics and its subsidiaries (EndoSonics and its subsidiaries are collectively referred to hereinafter as the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (see Note 3).

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

        Cash Equivalents and Short-Term Investments

        The Company invests its excess cash in various investment grade, interest-bearing securities. As of December 31, 1999 and 1998, cash equivalents and short-term investments consisted of money market mutual funds, U.S. Treasury Notes and obligations of other U.S. government agencies and corporate debt securities. With the exception of the U.S. government and its agencies, by policy, the amount of credit exposure to any one issuer is limited. The Company has not experienced any significant losses on such investments.

        Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1999 and 1998, the Company's entire portfolio of investments is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of other comprehensive income.

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

        Intangible Assets

        Intangible assets consist of goodwill, assembled workforce, and developed technology arising from business acquisitions. The values are amortized on a straight-line basis over periods ranging from three to nine years. Intangible assets total approximately $10,500 as of December 31, 1999 and consist primarily of developed technology, goodwill, and other intangible assets acquired in connection with the acquisitions of Cardiometrics and Navius in 1997 and 1998, respectively. The Company continually evaluates the value and future benefits of its intangible assets, and assesses the recoverability of the intangible assets using cash flows and income from operations of the related acquired businesses as measures. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the carrying value would be reduced to net realizable value if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 1999, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. As of December 31, 1999, intangible assets represented approximately 16% of total assets and 18% of stockholders' equity.

        Concentrations of Credit Risk, Significant Customers, Export Sales and Suppliers

        The Company sells its products primarily to medical institutions and distributors worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided. Accounts receivable from two of the Company's customers represented 9% and 21% of net trade accounts receivable, respectively, at December 31, 1999 (4% and .8%, respectively, at December 31, 1998).

        During 1999, sales to two of the Company's customers comprised 19% and 8% of the Company's total product sales, respectively. During 1998, sales to two of the Company's customers comprised 46% and 14% of the Company's total product sales, respectively. During 1997, sales to two customers comprised 58% and 19% of the Company's total product sales, respectively.

        The Company had sales to customers outside the United States as follows:

              Year ended December 31,
          -----------------------------
            1999      1998       1997
          -------    -------    -------
Europe    $13,544    $10,592    $11,528
Asia       16,307     20,328      9,312
Other         933      1,275      1,027
          -------    -------    -------
          $30,784    $32,195    $21,867
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

        Revenue Recognition and Warranties

        The Company recognizes revenue from the sale of its products when title transfers, generally when the goods are shipped, to its customers, including distributors. Contract revenue is recognized as earned, normally upon the completion of specified milestones. For ultrasound imaging systems sold in the United States, the Company provides a 12-month limited warranty covering materials and workmanship. For ultrasound imaging systems sold to its international distributors, the Company provides various warranty periods up to 12 months covering replacement parts. Customers may purchase extended warranty coverage for additional one-year periods. Revenue from sales of extended warranties is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty.

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

        At December 31, 1997, 1998 and 1999 the Company had outstanding options to purchase 3,081,407, 3,744,030 and 3,655,145 shares of common stock, respectively (with exercise prices ranging from $0.125 to $16.50), and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods. These options have not been included in the computation of net loss per share, because to do so would have been antidilutive for the periods presented.

        Reclassifications

        Certain reclassifications have been made to the 1997 and 1998 Consolidated Financial Statements to conform to the 1999 presentation.

        New Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on it's financial statements.

        In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 was adopted during the year ended December 31, 1999 and did not have a significant impact on the Company's existing disclosures. The Company's three operating segments are engaged in the development, manufacture and marketing of medical devices and have similar characteristics. Accordingly, they have been aggregated pursuant to the provisions of SFAS 131.

2. SHORT-TERM INVESTMENTS

        The following is a summary of available-for-sale securities at December 31, 1999 and 1998:




                                                      GROSS       GROSS      ESTIMATED
                                         AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                           COST       GAINS       LOSSES       VALUE
                                         ---------  ----------  ----------   ---------
DECEMBER 31, 1999
Corporate debt securities                 $13,822    $    --     $    (81)    $13,741
Marketable equity securities                5,410      1,258           --       6,668
                                          -------    -------     --------     -------
                                          $19,232    $ 1,258     $    (81)    $20,409
                                          =======    =======     ========     =======

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

DECEMBER 31, 1998
U.S. Treasury notes and obligations of
  other U.S. government agencies          $ 2,614    $    10     $     --     $ 2,624
Corporate debt securities                  18,540         12          (39)     18,513
Marketable equity securities                5,410         --       (1,273)      4,137
                                          -------    -------     --------     -------
                                          $26,564    $    22     $ (1,312)    $25,274
                                          =======    =======     ========     =======

Included in the above table are securities with fair values totaling $0 and $4,868 at December 31, 1999 and 1998, respectively, which are classified as cash equivalents in the accompanying balance sheet. All debt securities mature within one year.

3. CHANGE IN OWNERSHIP PERCENTAGE OF RADIANCE MEDICAL SYSTEMS, INC.

        As of December 31, 1999 and 1998, the Company held 1,350,566 shares of Radiance Medical System, Inc. (Radiance) common stock. Unrealized gains and losses on the Company's investment in Radiance are reported as a separate component of other comprehensive income pursuant to the requirements of SFAS 115.

        As of December 31, 1997, EndoSonics owned 24% of the outstanding shares of Radiance. During 1998, the Company sold approximately 843,000 shares of Radiance stock resulting in a gain of $739 and since March 1, 1998, the Company has accounted for its investment in Radiance under the cost method. For the years ended December 31, 1998 and 1997, the Company recorded ($158) and ($2,358) respectively, representing its proportionate share of Radiance's net losses for the period, pursuant to the equity method of accounting for investment.

4. INVENTORIES

        Inventories consisted of the following as of December 31:

                    1999       1998
                   -------    ------
Raw materials      $ 5,930    $3,206
Work-in-process      1,867     1,354
Finished goods       5,184     2,274
                   -------    ------
                   $12,981    $6,834
                   =======    ======

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31:

                                                       1999            1998
                                                      -------         -------
Furniture, fixtures and equipment                     $12,626         $ 9,190
Leasehold improvements                                    259             240
                                                      -------         -------
                                                       12,885           9,430
Less accumulated depreciation and amortization         (6,987)         (5,366)
                                                      -------         -------
                                                      $ 5,898         $ 4,064
                                                      =======         =======

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain qualifying costs related to internal use software. The Company implemented a new Enterprise Resource Planning ("ERP") system in 1999 and capitalized approximately $1,200 ($0.07 per share) related to this implementation pursuant to SOP 98-1. The capitalized cost consists of approximately $500 of purchased software and hardware and approximately $700 of developed software. These amounts are included above in "Furniture, fixtures and equipment" and are being depreciated over a five-year useful life.


6.  INTANGIBLES

        Intangibles consisted of the following as of December 31:

                                       1999             1998
                                     --------         --------
Developed Technology                 $ 11,491         $ 11,491

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

Goodwill                                1,797            1,797
Other Intangibles                         970              970
                                     --------         --------
                                       14,258           14,258
Less accumulated amortization          (3,724)          (1,866)
                                     ========         ========
                                     $ 10,534         $ 12,392
                                     ========         ========

7. CURRENT LIABILITIES

        Current liabilities consisted of the following as of December 31:

                                              1999           1998
                                            -------        -------
Accrued restructuring                       $   786        $ 3,674
Accounts payable                              1,453          2,102
Accrued payroll and related expenses          2,868          2,822
Deferred revenue                              1,247            521
Accrued royalties                                51             97
Accrued warranty                                107            107
Other accrued expenses                        2,033          2,551
                                            -------        -------
                                            $ 8,545        $11,874
                                            =======        =======

8. RESTRUCTURING AND OTHER

        Concurrent with the purchases of Navius and Cardiometrics (See Note 9), the Company recorded restructuring and other charges of $223 and $9,456, respectively, related to plans to reduce overhead of the combined companies and increase operating efficiency in future periods. In the fourth quarter of 1997, due to changes in conditions subsequent to the initial recording of the 1997 restructuring and other charges, the Company reduced it's provision for the charges from $9,456 to $8,606. The restructuring and other charges for Navius are for corporate reorganization charges; the restructuring and other charges for Cardiometrics include $7,116 of corporate reorganization costs and $1,490 related to relocation of certain product lines and overall integration of the Company operations. During 1999 and 1998, the Company determined that approximately $1,877 (including $1,139 in the fourth quarter of 1999) and $776, respectively, of restructuring reserves provided for in connection with the Cardiometrics acquisition relating to corporate reorganization were not required. Additionally, in 1999 a stock compensation charge of $387 related to certain employees which were terminated in 1999 as a result of an organizational restructuring is included in restructuring and other expenses (See Note 10).

These restructuring and other charges are included in the accompanying Consolidated Statements of Operations, as follows:

                                          1999           1998           1997
                                        -------         -------        -------
Cost of sales                           $    --         $    --        $ 1,251
Research and development                     --              --            200
Marketing and sales                          --              --            542
General and administrative                   --              --          1,361
Restructuring and other expenses         (1,490)         10,554         47,956
Other                                        --              --            296
                                        -------         -------        -------
Total charges                           $(1,490)        $10,554        $51,606
                                        =======         =======        =======

        Restructuring and other expenses consist of the following:


                                                    1999            1998            1997
                                                   -------         -------         -------
           Acquired in process research and
             development (Note 9)                  $    --         $11,107         $43,000
           Stock compensation charge                   387              --              --
           Restructuring                                --             223           5,806
           Restructuring and other decrease         (1,877)           (776)           (850)
                                                   -------         -------         -------
                                                   $(1,490)        $10,554         $47,956
                                                   =======         =======         =======

        The elements of the 1998 restructuring accrual as of December 31, 1999 were as follows:

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                                             ACCRUAL AS
                                                                             OF DECEMBER
                                               PROVISION   COST INCURRED      31, 1999
                                               ---------   -------------     ------------
           Corporate reorganization              $223          $(223)           $--
                                                 ====          =====            ===

The elements of the 1997 restructuring accrual as of December 31, 1999 were as follows:

                                                                                  ACCRUAL AS
                                                                                 OF DECEMBER
                                   PROVISION      DECREASE     COST INCURRED       31, 1999
                                   ---------      --------     -------------     -----------
Corporate reorganization            $ 7,491       $(3,028)        $(3,677)           $786
Consolidation of facilities           1,965          (475)         (1,490)             --
                                    -------       -------         -------            ----
                                    $ 9,456       $(3,503)        $(5,167)           $786
                                    =======       =======         =======            ====

        The accrual for restructuring and other charges was approximately $786 and $3,674 as of December 31, 1999 and 1998.

9. BUSINESS ACQUISITIONS

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

        The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following (in thousands):

           Cash                                                                                 $22,281
           EndoSonics common Stock                                                               33,139
           Radiance Medical Systems, Inc. common stock                                            8,484
           Cancellation of the Company's pre-merger investment in Cardiometrics                   2,317
           Liabilities assumed (including Cardiometrics termination benefits of $1,900)           4,840
           Transaction costs                                                                      2,357
                                                                                                --------
                                                                                                $73,418
                                                                                                ========

A summary of the purchase price allocation is as follows:

           Tangible assets acquired                          $22,721
           In-process research and development                43,000
           Developed technology                                5,200
           Other intangibles                                     700
           Goodwill                                            1,797
                                                             --------
                                                             $73,418
                                                             ========

        In connection with the Company's acquisition of Cardiometrics in 1997, the Company wrote-off in-process research and development totaling $43,000. This write-off was necessary because the acquired technology had not reached technological feasibility and had no future alternative uses. The Cardiometrics acquired in-process research and development relates primarily to the development of intravascular guidewires to measure blood flow and blood pressure in diseased coronary arteries, as well as, other functional assessment instruments. The nature of the efforts required to complete development of the various purchased in-process research and development projects into technologically viable products principally relate to efficacy validation and regulatory approval and were substantially completed during the years 1997 to 1999, consistent with managements original estimates. Goodwill and other intangible assets are being amortized over three-to-eight years. In addition, the Company recognized a gain of $3,700 related to the excess of the fair value over the book value of Radiance common stock used as part of the purchase price consideration.

        The purchase price includes $1,900 in severance and relocation liabilities assumed by the Company related to plans to relocate certain Cardiometrics employees to its corporate offices, and to terminate others. Approximately $0, $470, and $1,000 was paid in 1999, 1998 and 1997 respectively. The Company expects to pay the remainder of this cash outlay by December 2000.

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Unaudited proforma combined results of operations for the years ending December 31, 1997, giving effect to certain adjustments, including the acquisition restructuring, as if the Cardiometrics acquisition had occurred at the beginning of the period, are displayed in the following table:

                                                 1997
                                               ---------
           Total revenue                       $ 41,057
           Net loss                             (53,049)
           Loss per share                        ($3.66)

        The unaudited proforma results of operations for the year ended December 31, 1997, includes one-time charges of $43,000 related to the write-off of acquired in-process research and development, and $5,000 related to restructuring and integration of the two companies.

        Navius Corporation

        On August 5, 1998, the Company acquired all of the outstanding capital stock of Navius Corporation (Navius) for approximately $19,500. The results of Navius' operations have been combined with those of the Company since the date of acquisition.

        The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following.

           Cash                                                                       $ 7,703
           EndoSonics Common Stock                                                      9,500
           Liabilities assumed (including Navius termination benefits of $100)          1,712
           Transaction costs                                                              595
                                                                                      ========
                                                                                      $19,510
                                                                                      ========

        A summary of the purchase price allocation is as follows:

           Tangible assets acquired                                $ 2,363
           In-process research and development                      10,586
           Developed technology                                      6,291
           Other intangibles                                           270
                                                                   ========
                                                                   $19,510
                                                                   ========

        In connection with the Company's acquisition of Navius in 1998, the Company wrote off in-process research and development totaling $10.6 million. This write-off was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The Navius acquired in-process research and development relates primarily to the development of intravascular ultrasound radiation devices. The Company anticipates that products using the acquired in-process technology will be generally released before the end of 2001. The nature of the efforts required to develop the purchased in-process research and development into technologically viable products principally relate to validation and regulatory approval. The Company expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

        Unaudited pro forma combined results of operations for the years ending December 31, 1998 and 1997 giving effect to certain adjustments including acquisition restructuring as if the Navius acquisition had occurred at the beginning of each period, are displayed in the following table.

                                                  1998              1997
                                                 --------         ---------
           Total revenue                         $45,426          $ 37,060
           Net loss                              $(9,704)         $(59,893)
           Basic net loss per share              $ (0.57)         $  (3.83)

10. EQUITY

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Treasury Stock

        The Board of Directors has authorized a stock repurchase program whereby the Company may repurchase up to 1.7 million shares of its common stock from time-to-time in the open market or private transactions. As of December 1998, the Company had repurchased 860,000 shares of its common stock on the open market at an aggregate cost of approximately $4,839. In 1999 the Company repurchased an additional 410,000 shares of its common stock on the open market at an aggregate cost of approximately $2,482. Also, during 1999, 57,308 shares of common stock held in treasury were re-issued to participants of the Company's Employee Stock Purchase Plan at prices ranging from $4.0375 to $7.3313 per share. As a result, a total of 1,212,692 shares were held in treasury at December 31, 1999, at an aggregate cost of approximately $6,926.

        Dividends

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

        Strategic Relationship-Fukuda

        In August 1998, the entered into a strategic relationship with the Fukuda Denshi Co., Ltd. ("Fukuda"), a Japanese medical products company, which includes an equity investment, research and development funding and technical guidance totaling $13,000 in EndoSonics by Fukuda. Approximately $8,400 of the $13,000 represents an equity investment. The remaining $4,600 will fund certain research and development programs for products intended for the Japanese market which will be distributed by Fukuda. The funding will occur over a two-year period commencing in August 1998. In October 1998, the Company issued 965,730 shares of the Company's common stock at a price of $8.70 per share to Fukuda. Effective January 2000, Fukuda became the exclusive distributor of the Company's IVUS products in Japan.

        Stockholder Rights Plan

        In October 1998, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each common stockholder receives one "Right" for each share of common stock held. Each Right, once exercisable, entitles the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $35. All Rights expire on October 20, 2008 unless earlier redeemed. At December 31, 1999, the Rights were neither exercisable nor traded separately from the Company's common stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's common stock and in certain other limited circumstances. Upon separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company's common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right.

        Employee Stock Purchase Plan

        In June 1998, EndoSonics established the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") under which a total of 250,000 shares of common stock are reserved. The 1998 Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the prevailing market value at specified dates. A compensation charge of $196 was calculated under Statement 123 and is included in the pro forma net loss below. As of December 31, 1999 there were 57,308 shares issued under the 1998 Purchase Plan, at an aggregate cost of approximately $395. All of the shares issued under the 1998 Purchase Plan are shares formerly held in treasury by the Company. See Treasury Stock.

        Stock Options

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        In March 1988 and June 1998, EndoSonics established stock option plans (the "1988 Plan" and the "1998 Plan") under which key employees, directors, officers and consultants may participate. Either incentive stock options or nonstatutory stock options may be granted under the 1988 and 1998 Plan. Option prices are established by the Board of Directors and cannot be less than 85% of the fair market value of a share of common stock on the date of the option grant in the case of nonstatutory options, or 100% of the fair market value in the case of incentive stock options (110% in the case of any options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Options generally vest over periods ranging from one to four years (principally four years) and are exercisable upon vesting over five or ten year terms as specified in the option grants. Certain options granted in 1995 and 1996 have accelerated vesting provisions. Additionally, from 1993 through 1998 the Company has purchased four companies. Pursuant to the terms of the merger agreements, the Company has agreed to the assumption of all of the outstanding stock options previously granted by these four acquired companies. Also, in 1999 the Company established two nonstatutory stock option plans with provisions similar to those of the 1988 and 1998 Plan's. These options are included in the table below. As of December 31, 1999, 5,590,000 common shares were reserved for issuance, 2,138,160 shares were fully exercisable (2,105,231 at December 31, 1998) and 298,083 shares were available for future grant (159,350 at December 31, 1998).

        The following is a summary of the activity, including the range of per share option prices, in the option plans during each of the three years in the period ended December 31, 1999:

                                          SHARES              OPTION             WEIGHTED
                                          UNDER               PRICE                AVG.
                                          OPTION            PER SHARE         EXERCISE PRICE
                                         ----------         -----------        ------------
Outstanding at December 31, 1996         2,318,112          $.167-16.50           $ 7.90
          Granted                        1,057,490           8.93-13.38            10.59
          Assumptions                     (128,467)           .47-13.23             3.05
          Exercises                       (128,041)           .32-13.88             3.75
          Expirations                           --                   --               --
          Cancellations                   (294,621)          3.75-13.88            11.32
                                         ---------          -----------           ------
Outstanding at December 31, 1997         3,081,407           .167-16.50             9.00
                                         ---------          -----------           ------
          Granted                          660,150           4.50-9.375             8.91
          Assumptions                      398,215            .125-8.60             3.98
          Exercises                       (170,317)           .167-9.75             3.58
          Expirations                      (59,754)          .125-10.84             4.41
          Cancellations                   (165,671)          6.00-13.88             5.35
                                         ---------          -----------           ------
Outstanding at December 31, 1998         3,744,030          0.135-16.50             8.39
                                         ---------          -----------           ------
          Granted                          766,939           3.41-12.13             6.94
          Assumptions                           --                   --               --
          Exercises                       (449,530)         .125-10.875             6.35
          Expirations                           --                   --               --
          Cancellations                   (406,294)          .125-16.50             9.29
                                         ---------          -----------           ------
Outstanding at December 31, 1999         3,655,145         $0.125-16.50           $ 8.45
                                         =========         ============           ======

No shares purchased under the option plan are subject to repurchase at December 31, 1999.

        The options outstanding at December 31, 1999 have been segregated into ranges for additional disclosure as follows:

                            OPTIONS OUTSTANDING
---------------------------------------------------------------------------
                                        WEIGHTED-AVERAGE
                          OPTIONS          REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE     OUTSTANDING AT    CONTRACTUAL LIFE       EXERCISE
      PRICES        DECEMBER 31, 1999     (IN YEARS)            PRICE
-----------------   -----------------   ----------------   ----------------
 $ 0.125 - $ 6.31         926,885            8.02              $ 4.84
   6.38  -   7.75         947,933            6.63                7.41
   7.88  -  10.75         922,567            6.99                9.20
 $10.88  - $16.50         857,760            6.41               12.71
                        ---------            ----              ------
                        3,655,145            7.02              $ 8.45
                        =========            ====              ======

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                          OPTIONS EXERCISABLE
------------------------------------------------------------------------
                           OPTIONS CURRENTLY
 RANGE OF EXERCISE           EXERCISABLE AT            WEIGHTED-AVERAGE
      PRICES               DECEMBER 31, 1999            EXERCISE PRICE
 -----------------         -----------------         -------------------
 $ 0.125 - $ 6.31               377,275                     $ 4.58
   6.38  -   7.75               513,191                       7.27
   7.88  -  10.75               540,696                       9.28
 $10.88  - $16.50               706,998                      12.77
                              =========                     ======
                              2,138,160                     $ 9.12
                              =========                     ======

        Pro forma information regarding net loss and loss per share is required by Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       1999             1998             1997
                                                   -----------      -----------       ----------
           Risk free interest rates                6.0 - 9.25%      4.2 - 5.67%       5.5 - 6.6%
           Expected volatility                           1.12             1.13             1.01
           Expected dividend yield                         --               --               --
           Expected life (in years)                   7 to 10          7 to 10          7 to 10

        The weighted-average fair value on the date of grant for options granted during 1999, 1998 and 1997 was $5.38, $6.02, and $9.25, respectively.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                    1999             1998            1997
                                                  --------         ---------       ---------
           Pro forma net loss                     $(6,624)         $(13,728)       $(49,096)
           Pro forma loss per share               $ (0.38)         $  (0.83)       $  (3.35)

        In 1999, the Company extended the option vesting period for certain terminated employees. The vesting period for a total of 84,469 options was extended for periods ranging from three months to one year. Compensation expense of $387 related to these option extensions is included in Restructuring and other expenses.

11. INCOME TAXES

        The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                 1999        1998        1997
                                 ----        ----        ----
  Federal
            Current               $--        $ 97        $137
            Deferred               --          --          --
                                  ---        ----        ----
            Total federal          --        $ 97        $137
                                  ---        ----        ----
  State
            Current                --        $ 13        $ 38
            Deferred               --          --          --
                                  ---        ----        ----
            Total state            --        $ 13        $ 38
                                  ---        ----        ----
  Foreign provision                --        $112          --
                                  ===        ====        ====
  Income taxes                    $--        $222        $175
                                  ===        ====        ====

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        The income tax provisions differ from the amount computed by applying the federal statutory rate (35% used in each year presented) to income (loss) before income taxes. A reconciliation to the statutory federal income tax rate is as follows:

                                             1999           1998             1997
                                             -----         -------         --------
Statutory federal income tax                 $(383)        $(2,650)        $(16,474)
State income taxes, net of federal              --               8               25
  benefit
In-process research and development             --           3,888           15,050
Foreign taxes                                  (96)            112               --
Distributions of appreciated property           --              --              993
Net operating loss utilization                  --          (1,663)          (2,042)
Valuation allowance increases                  442             527            2,571
Other                                           37              --               52
                                             -----         -------         --------
Provision for income taxes                   $  --         $   222         $    175
                                             =====         =======         ========

        Significant components of the Company's deferred tax assets are as follows at December 31,

                                                                               1999             1998
                                                                             --------         --------
Deferred tax assets:
          Net operating loss carryforwards                                   $ 18,647         $ 17,880
          Research and development and other tax credit carryforwards           3,903            3,011
          Other                                                                 4,881            5,355
                                                                             --------         --------
          Total deferred tax assets                                            27,431           26,246

Deferred tax liabilities:
          Intangible assets
                                                                               (3,799)          (4,474)
          Investment basis differences                                         (1,857)          (1,863)
                                                                             --------         --------
          Total deferred tax liabilities                                       (5,656)          (6,337)
                                                                             --------         --------
Net deferred tax assets                                                        21,775           19,909
Valuation allowance                                                           (21,775)         (19,909)
                                                                             --------         --------
Deferred tax asset                                                           $     --         $     --
                                                                             ========         ========

        Income tax payments were $111 in 1999, $212 in 1998 and $93 in 1997. The valuation allowance decreased by $2,119 in 1998, and increased by $4,415 in 1997.

        At December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $52,000 and $4,900, respectively, which expire in various years from 1999 through 2019. At December 31, 1999, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes of approximately $2,877 and $1,578, respectively, which expire in various years from 2003 through 2019.

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

12. OPERATING LEASES

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

        Future minimum payments by year under long-term non-cancelable operating leases are as follows:

                             ENDOSONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

           2000                      $1,509
           2001                       1,425
           2002                       1,419
           2003                       1,376
           2004                       1,384
           Thereafter                 5,405
                                    -------
                                    $12,518
                                    =======

        Rental expense charged to operations for all operating leases during 1999, 1998 and 1997 was approximately $1,174, $1,058 and $742 respectively.

13. CONTINGENCIES

        In October 1998, the Company entered into a five-year litigation standstill agreement with Intravascular Research Limited with respect to certain intellectual property claims. The agreement includes the dismissal without prejudice of a pending Delaware lawsuit involving patent infringement claims. The agreement does not toll any potential patent infringement damages that may be accruing. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations and cash flows.

        The Company is subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

14. LINE OF CREDIT

        During 1999, the Company obtained a revolving line of credit from a commercial bank (the "Agreement") for $10,000 collateralized by all of the Company's assets. At the Company's option, interest is payable monthly at either the bank's prime rate or 2.5% per annum plus Libor. At December 31, 1999 the interest rate was 8.5%. Principal matures and the line of credit expires October 23, 2000. At December 31, 1999 there were no outstanding draws.

        The Agreement requires the Company to maintain certain financial ratios and other covenants. Effective December 31,1999 the Company obtained a waiver of the required minimum level of profitability.

                             ENDOSONICS CORPORATION


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1999, 1998, and 1997
                                 (In thousands)

           COLUMN A                    COLUMN B           COLUMN C                COLUMN D              COLUMN E
-------------------------------      ----------   ------------------------       ------------          ----------
                                                         ADDITIONS
                                                  ------------------------
                                     BALANCE AT   CHARGES TO    CHARGED TO                             BALANCE AT
                                     BEGINNING     COST AND       OTHER                                  END OF
         DESCRIPTION                 OF PERIOD    EXPENSES      ACCOUNTS                                 PERIOD
         -----------                 ---------    ----------    ----------                             ----------
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts        $350        $1,910        $(1,081)        $ (60)(2)               $1,119

Accrued warranty expenses              $107        $   --        $    --         $  --                   $  107
                                       ----        ------        -------         -----                   ------

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts        $562        $    9        $    --         $(221)(2)               $  350

Accrued warranty expenses              $ 95        $   12        $    --         $  --                   $  107
                                       ----        ------        -------         -----                   ------

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts        $646        $   81        $    --         $(165)(2)(4)            $  562

Accrued warranty expenses              $295        $  440        $  (640)        $  --                   $   95
                                       ====        ======        =======         =====                   ======

----------------

(1) Deductions represent actual warranty expenses charged against the accrual.

(2) Deductions represent accounts written off, net of recoveries.

(3) Deductions represent impact of Radiance Medical Systems, Inc. initial public offering.

(4) Deductions represent impact of Cardiometrics acquisition.

                               INDEX TO EXHIBITS



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

10.24(11)       Research and Development Agreement dated August 31, 1998, between EndoSonics and Fukuda Denshi Co., Ltd.

10.25(11)       Common Stock Purchase Agreement dated October 7, 1998, between EndoSonics and Fukuda Denshi Co., Ltd.

10.26(11)       Investors' Rights Agreement dated September 21, 1998, between EndoSonics and Fukuda Denshi Co., Ltd.

10.27*(12)      Distribution Agreement dated December 15, 1998, between EndoSonics and JOMED N.V.

10.28*(12)      IVUS Guided Stent Delivery System Development, Supply and Distribution Agreement dated December 15, 1998 between
                EndoSonics and JOMED N.V.

10.29*          Master Distribution Agreement dated December 13, 1999 between EndoSonics and JOMED N.V.

10.30           First Amendment to 1998 Stock Option Plan of the Company, dated June 10, 1999.

10.31           1999 Nonstatutory Stock Option Plan of the Company.

10.32           Nonstatutory Stock Option Agreement, dated November 8, 1999, by and between the Company and Robrecht L.W. Michiels.

10.33           1997 Stock Plan of MicroSound Corporation.

23.1            Consent of Ernst & Young LLP, Independent Auditors.

24.1            Power of Attorney. (Reference is made to page 27 of this Report on Form 10-K.)

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

(12) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19880) filed with the Commission on March 31, 1999.