Form 10-Q
period 2000-03-31
ENDOSONICS CORP
filed 2000-05-15
CIK 883420

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the Quarter Ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from _______________ to _______________

                         Commission file number 0-19880

                             ENDOSONICS CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                              68-0028500
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

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


                                 Yes [X] No [ ]

On May 5, 2000, the registrant had 17,750,732 outstanding shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

                             ENDOSONICS CORPORATION
                                    FORM 10-Q
                                  FIRST QUARTER

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets at March 31, 2000 and
            December 31, 1999......................................................     3

         Condensed consolidated statements of operations for the three months
            ended March 31, 2000 and 1999..........................................     4

         Condensed consolidated statements of cash flows for the three months
            Ended March 31, 2000 and 1999..........................................     5

         Notes to condensed consolidated financial statements......................     6

Item 2.  Management's discussion and analysis of financial condition
            and results of operations..............................................     7

Part II. Other Information.........................................................    17

Item 1 through 4.  Not Applicable.

Item 5.  Other Items...............................................................    17

Item 6.  Exhibits and Reports on Form 8-K..........................................    17

Signatures.........................................................................    18

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                            March 31,      December 31,
                                                               2000            1999
                                                            ---------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $   5,969       $   4,990
  Short-term investments                                       11,734          13,741
  Investment in Radiance Medical Systems, Inc.                 12,830           6,668
  Trade accounts receivable, net                               12,003          10,688
  Inventories                                                  11,342          12,981
  Accrued interest receivable and other current assets             41             517
                                                            ---------       ---------
       Total current assets                                    53,919          49,585
Property and equipment, net                                     6,996           5,898
Intangible assets, net                                         10,074          10,534
                                                            ---------       ---------
       Total assets                                         $  70,989       $  66,017
                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                     $   7,147       $   7,759
  Accrued restructuring and integration expenses                  700             786
                                                            ---------       ---------
      Total current liabilities                                 7,847           8,545
Other liabilities                                                 503             523
                                                            ---------       ---------
      Total liabilities                                         8,350          9, 068

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
  5,000,000 shares authorized, no shares issued
  and outstanding                                                  --              --
Common stock, $.001 par value; 25,000,000 shares
  authorized, and 17,749,852 and 17,686,958 shares
  issued and outstanding as of March 31, 2000 and
  December 31, 1999 respectively                                   19              19
Additional paid-in capital                                    179,712         179,674
Common stock in treasury, at cost, 1,169,642 and
  1,212,692 shares at March 31, 2000 and
  December 31, 1999 respectively                               (6,630)         (6,926)
Accumulated other comprehensive income                          7,420           1,360
Accumulated deficit                                          (117,882)       (117,178)
                                                            ---------       ---------
      Total stockholders' equity                               62,639          56,949
                                                            ---------       ---------
                                                            $  70,989       $  66,017
                                                            =========       =========

See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                       Three months ended March 31,
                                                      ------------------------------
                                                          2000               1999
                                                      ------------       -----------
Total revenue                                         $     12,912       $    12,061
Cost of sales                                                6,668             5,864
                                                      ------------       -----------
      Gross profit                                           6,244             6,197

Operating expenses:
  Research, development and clinical                         1,827             1,550
  Marketing and sales                                        3,432             2,277
  General and administrative                                 1,189               935
  Restructuring                                                216                --
  Amortization of intangibles                                  466               461
                                                      ------------       -----------
            Total operating expenses                         7,130             5,223
                                                      ------------       -----------
Income (loss) from operations                                 (886)              974

  Interest income                                              210               314
                                                      ------------       -----------
Net income (loss) before tax                                  (676)            1,288
Tax provision (benefit)                                         --                52
                                                      ------------       -----------
Net loss                                              $       (676)      $     1,236
                                                      ============       ===========
Basic net income (loss) per share                     $      (0.04)      $      0.07
                                                      ============       ===========
Diluted net income (loss) per share                   $      (0.04)      $      0.07
                                                      ============       ===========
Shares used in computing basic net income (loss)
  per share:
      Basic                                             17,723,871        17,576,127
                                                      ------------       -----------
      Effect of dilutive common stock options                   --           707,399
                                                      ------------       -----------
      Diluted                                           17,723,871        18,283,526
                                                      ============       ===========

See accompanying notes.

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                    Three months ended
                                                                         March 31,
                                                                  -----------------------
                                                                    2000          1999
                                                                  --------       --------
Cash flows from operating activities
Net income (loss)                                                 $   (676)      $  1,236
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                      849            745
  Net changes in:
    Operating assets                                                   953         (4,571)
    Operating liabilities                                             (878)           943
                                                                  --------       --------
Net cash provided by (used in) operating activities                    248         (1,647)
                                                                  --------       --------

Cash flows from investing activities:
  Purchase of short-term investments                                (9,661)       (10,169)
  Maturities of short-term investments                              11,669          5,285
  Capital expenditures for property and equipment                   (1,492)        (1,194)
                                                                  --------       --------
Net cash provided by (used) in investing activities                    516         (6,078)
                                                                  --------       --------

Cash flows from financing activities:
  Treasury shares acquired                                              --           (938)
  Proceeds from the issuance of common stock                           215          2,142
                                                                  --------       --------
Net cash provided by financing activities                              215          1,204
                                                                  --------       --------
Effect of exchange rate changes on cash and cash equivalents            --            (81)
                                                                  --------       --------
Net decrease in cash and equivalents                                   979         (6,602)
Cash and equivalents, beginning of period                            4,990          8,749
                                                                  --------       --------
Cash and equivalents, end of period                               $  5,969       $  2,147
                                                                  ========       ========

See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of the management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at March 31, 2000 and 1999, and the consolidated results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-K.

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

INVESTMENTS

In accordance with SFAS 115, the Company has classified its investment portfolio as available-for-sale. Unrealized gains (losses) on available-for-sale securities are included in accumulated other comprehensive income and recorded as a separate component of stockholders' equity.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on its financial statements.

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

2.    INVENTORIES

Inventories are stated at the lower of cost, determined on a first in, first out
(FIFO) cost basis, or market value. Inventories consist of the following:

                                      March 31,   December 31,
                                         2000         1999
                                      ---------   ------------
            Raw materials              $ 5,210      $ 5,930
            Work-in-process              2,171        1,867
            Finished goods               3,961        5,184
                                       -------      -------
            Total                      $11,342      $12,981
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

At March 31, 2000 and December 31, 1999 the Company had outstanding options to purchase 3,418,188 and 3,655,145 shares of common stock, respectively (with exercise prices ranging from $0.125 to $16.50) and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods.

4.    COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

                                                       Three months ended
                                                            March 31,
                                                      --------------------
                                                        2000         1999
                                                      -------       ------
Net income (loss)                                     $  (676)      $1,236

Other comprehensive income:
Unrealized gain on available-for-sale
securities (net tax of $2,157 and $390 in
2000 and 1999, respectively)                            4,006
                                                                       725
Foreign currency translation (net of tax of ($36)
and $20 in 2000 and 1999, respectively)                   (68)          36
                                                      -------       ------
Comprehensive income                                  $ 3,262       $1,997
                                                      =======       ======

5.    RESTRUCTURING AND OTHER CHARGES

In January 2000 the Company announced plans to reduce approximately 10% of its non-sales workforce to allow for continued growth in its direct sales force and for investment in certain key research and development projects. Approximately 40 non-sales positions were eliminated. The Company recorded restructuring charges of $216 related to severance and related benefits paid during the quarter to the terminated employees.

The elements of the accrual for the 1997 and 1998 restructuring and integration charges as of March 31, 2000 are as follows:


                           Accrual as of                                      Accrual as of
                           December 31,         Cost         Restructuring      March 31,
                               1999           Incurred          Decrease          2000
                           -------------   --------------    --------------   -------------
Corporate reorganization      $ 786            $  (86)           $  --           $ 700
                              =====            ======            =====           =====

6.    STOCK REPURCHASE

The Board of Directors has authorized a stock repurchase program whereby the Company may repurchase up to 1.7 million shares of its common stock from time-to-time in the open market or private transactions. As of December 31, 1999, the Company held 1,212,692 shares of its common stock in treasury. During the three months ended March 31, 2000, 43,050 shares of common stock held in treasury were re-issued to participants of the Company's Employee Stock Purchase Plan at approximately

$4.09 per share. As a result, a total of 1,169,642 shares were held in treasury at March 31, 2000 at an aggregate cost of approximately $6,630.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report of Form 10-Q contains forward-looking statements. These statements are generally indicated by words or phrases such as "anticipates", "estimates", "projects", "believes", "intends", "expects", and similar words and phrases. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to transition to new distribution arrangements in Europe and North America, the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For discussion of these and other factors, please see "Risks Factors" on page 11 of this Form 10-Q and in the Company's Annual Report on Form 10-K (starting on page 19) for the fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS

FIRST QUARTER OF 2000 COMPARED TO THE SAME PERIOD IN 1999

Total Revenue. Total revenue increased 7% to $12.9 million for the first quarter of 2000 from $12.1 million for the first quarter of 1999. The increase is primarily due to an increase in disposable shipments in the United States over the first quarter of 1999. In the United States where the Company utilizes a direct sales force revenues increased 42% over 1999 levels. First quarter revenues for the Intravascular Ultrasound ("IVUS") business decreased by $0.5 million or 5%, due primarily to lower IVUS system revenue shipments. This decrease was only partially offset by the increase in disposable shipments. Revenues for the Cardiometrics business increased by $1.1 million, or 48%, primarily due to increased Wavewire shipments.

Cost of Sales. Cost of sales as a percentage of sales increased to 52% for the first quarter of 2000, as compared to 49% for the first quarter of 1999. Cost of sales as a percentage of total revenues increased due primarily to manufacturing inefficiencies, including low manufacturing yields, related to the transition of certain product lines to the Company's San Diego facility and downward pressure on IVUS system prices. Due to the uncertainty associated with improvements in the efficiency of the Company's manufacturing process and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses increased to $1.8 million for the first quarter of 2000 from $1.6 million for the first quarter of 1999. The increase primarily relates to product enhancements and new products for the IVUS and functional measurement product lines. In May 2000 the Company announced that it has received FDA approval to begin human clinical trials of its directional radiation (brachytherapy) device. The Company expects an increase in research development and clinical expenses as it dedicates significant resources to this clinical trial, as well as various other research and development projects related to bringing new products to market.

Marketing and Sales. Marketing and sales expenses increased to $3.4 million in the first quarter of 2000 as compared to $2.3 million in the first quarter of 1999. The 51% increase is due to increased headcount and marketing programs related to staffing a direct sales force in the United States, France, Germany and the Benelux Region. As a percentage of total revenues, marketing and sales expenses increased to 27% in the first quarter of 2000 from 19% in the first quarter of 1999. The Company anticipates that it will continue to expand its direct sales force and marketing efforts in the United States and certain European territories.

General and Administrative. General and administrative expenses increased to $1.2 million or 9% of revenues in the first quarter of 2000 from $0.9 million or 8% of revenues during the same quarter in 1999. The increase is attributable to an overall increase in the level of operations, including an increase in headcount and facility related expenses over the first quarter of 1999.

Restructuring. Restructuring charges of $0.2 million relate to a reduction in non-sales headcount in January 2000.

Amortization of Intangibles. Amortization of intangibles was $0.5 million in the first quarter of 2000 and 1999. The amortization relates to goodwill and other intangible assets acquired in the acquisition of Navius in August 1998 and Cardiometrics in July 1997. Goodwill and other intangibles are being amortized over periods ranging from three to nine years.

Other Income. Other income decreased to $0.2 million in the first quarter of 2000 compared to $0.3 million in the first quarter of 1999. This is due to an decrease in interest income resulting from lower cash balances.

Net Income (Loss). Net loss was $0.7 million, or $0.04 per basic share, in the first quarter of 2000 as compared to net income of $1.2 million, or $0.07 per basic share, in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company had cash and cash equivalents of $6.0 million, short-term investments of $24.5 million and $10 million available under a revolving line of credit. Net cash provided by (used in) operations was $0.2 million in the three months ended March 31, 2000 as compared to ($1.6) million in the same period in 1999. The improvement is due, primarily, to a reduction in inventory, which was partially offset by an increase in accounts receivable.

Net cash provided by (used in) investing activities was $0.5 million in the three months ended March 31, 2000 as compared to $(6.0) million in the same period of 1999. The increase was due primarily to the maturities of short-term investments, offset partially by capital expenditures and the purchase of short-term investments.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2000 as compared to $1.2 million in the same period of 1999. In the three months ended March 31, 2000 the Company did not repurchase any stock under its stock repurchase program and received $0.2 million from the issuance of common stock related to the Employee Stock Purchase Plan and the exercise of stock options. In the three months ended March 31, 1999 the Company used $0.9 million to acquire treasury stock under its stock repurchase program and received $2.1 million from the exercise of stock options.

The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts, stock repurchases and working capital purposes. The Company believes that its existing cash, cash equivalents, and short-term investments as of March 31, 2000 will be sufficient to meet the Company's operating expenses and capital requirements through 2000. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available at all or on terms satisfactory to the Company.

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

RISK FACTORS

History of Operating Losses; Anticipated Future Losses. The Company was founded in 1984 and has experienced annual operating losses since its inception. The Company's accumulated deficit at March 31, 2000 is approximately $118 million. There can be no assurance that the Company will be able to achieve or sustain profitability in the future. Although the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its liquidity requirements through 2000, there can be no assurance that the Company will not require additional financing or that such financing, if required, will be available on satisfactory terms, if at all.

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

Suppliers. The Company purchases many standard and custom built components from independent suppliers, and contracts with third parties for certain specialized electronic component manufacturing processes. Most of these purchased components and processes are available from more than one vendor. However, the manufacturing of the connection points on certain integrated circuit microchips and the pressure microchip are currently performed by single vendors. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any supply interruption from these single source vendors would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have an adverse effect on the Company's business, financial condition and results of operations.

Limitations on Third-Party Reimbursement. In the United States, the Company's products are purchased primarily by medical institutions that then bill various third-party payors. Medical institutions are reimbursed for the care of Medicare hospital patients based at a predetermined lump sum amount for diagnostic related groups, or DRGs, regardless of the costs involved. The amount of money paid for a specific DRG is determined by the average consumption needed to treat a specific disease, including the nursing time, operating room time and supplies. The amount of reimbursement is fixed and thus the amount of potential profit for the medical institution relating to the procedure may be reduced to the extent the physician performs additional procedures such as IVUS imaging, pressure measurement or uses a more expensive product that combines ultrasound imaging with therapeutic capabilities.

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

Physicians are reimbursed for performing medical procedures based on the amount of resource costs needed to provide the services. Included in the cost of providing each service is the physician work, practice expense and malpractice insurance. Payments are adjusted for geographic differences. Current Procedural Terminology or CPT codes are now available for all EndoSonics technology. CPT codes have been available for ultrasound procedures since 1997 and since January 1999 for Doppler flow and pressure measurement. Physicians are responsible to determine that the clinical benefits of intravascular ultrasound imaging and physiological assessment justify the additional costs for the medical institutions.

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

Litigation. The interventional cardiovascular market has been characterized by substantial litigation regarding patent and other intellectual property rights. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of any such patents or redesign its products or processes to avoid infringement.

In October 1998, the Company entered into a five year litigation standstill agreement with Intravascular Research Limited with respect to certain intellectual property claims. The agreement includes the dismissal without prejudice of a pending Delaware lawsuit involving patent infringement claims. The agreement does not toll any potential patent infringement damages that may be accruing. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

Defending and prosecuting intellectual property suits and related legal and administrative proceedings are costly and time-consuming. Further litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or other proceedings will be costly and will result in significant diversion of effort by our technical and management personnel.

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

ITEM 5. Other Information.  None

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



                                                          ENDOSONICS CORPORATION




                                                        /s/ REINHARD J. WARNKING
                                                        ------------------------
                                                            Reinhard J. Warnking
                                                                   President and
                                                         Chief Executive Officer

                                                              Date: May 15, 2000




                                                            /s/ JEFFREY L. ELDER
                                                            --------------------
                                                                Jeffrey L. Elder
                                                          Sr. Vice President and
                                                         Chief Financial Officer

                                                              Date: May 15, 2000




                                                            /s/ KATHLEEN E. REDD
                                                            --------------------
                                                                Kathleen E. Redd
                                                              Vice President and
                                                            Corporate Controller
                                                    Principal Accounting Officer

                                                              Date: May 15, 2000

                               INDEX TO EXHIBITS


Exhibit 27       Financial Data Schedule