Form 10-Q
period 2000-06-30
ENDOSONICS CORP
filed 2000-08-14
CIK 883420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the transition period from _________ to _________

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

       Registrant's telephone number, including area code: (916) 638-8008

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   [X]   No [ ]

As of July 31, 2000, the registrant had 17,798,165 shares of Common Stock, $.001 par value, outstanding.

                             ENDOSONICS CORPORATION
                                    FORM 10-Q
                                 SECOND QUARTER

                                     INDEX

                                                                                        Page No.
                         PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 ....   1

        Condensed Consolidated Statements of Operations for the three months and
        six months ended June 30, 2000 and 1999 .........................................   2

        Condensed Consolidated Statements of Cash Flows for the six months
        ended June 30, 2000 and 1999 ....................................................   3

        Notes to Condensed Consolidated Financial Statements ............................   4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................................   7

                           PART II. OTHER INFORMATION

Item 1. through 3. Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders .............................  18

Item 5. Other Information ...............................................................  18

Item 6. Exhibits and Reports on Form 8-K ................................................  18

                         PART I. FINANCIAL INFORMATION

Item 1.

                             ENDOSONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                     June 30, 2000    December 31, 1999
                                                     -------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                            $   5,374         $   4,990
  Short-term investments                                  12,689            13,741
  Investment in Radiance Medical Systems, Inc.            11,480             6,668
  Trade accounts receivable, net                          10,939            10,688
  Inventories                                              9,900            12,981
  Accrued interest receivable and
  other current assets                                       265               517
                                                       ---------         ---------
        Total current assets                              50,647            49,585
Property and equipment, net                                7,127             5,898
Intangible assets, net                                     9,606            10,534
                                                       ---------         ---------
        Total assets                                   $  67,380         $  66,017
                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                $   7,112         $   7,759
  Accrued restructuring and integration expenses             403               786
                                                       ---------         ---------
        Total current liabilities                          7,515             8,545
Other liabilities                                            482               523
                                                       ---------         ---------
        Total liabilities                                  7,997             9,068

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
    5,000,000 shares authorized, no shares
    issued and outstanding                                    --                --

Common stock, $.001 par value;
    25,000,000 shares authorized, and
    17,743,652 and 17,686,958 shares issued
    and outstanding as of June 30, 2000 and
    December 31, 1999 respectively                            19                19

Additional paid-in capital                               179,751           179,674

Common stock in treasury, at cost, 1,189,642
    and 1,212,692 shares at June 30, 2000 and
    December 31, 1999 respectively                        (6,734)           (6,926)
Accumulated other comprehensive income                     6,137             1,360
Accumulated deficit                                     (119,790)         (117,178)
                                                       ---------         ---------
        Total stockholders' equity                        59,383            56,949
                                                       ---------         ---------
                                                       $  67,380         $  66,017
                                                       =========         =========


See accompanying notes.

                                    ENDOSONICS CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (Unaudited)
                      (In thousands, except share and per share amounts)


                                                      Three months ended                     Six months ended
                                                            June 30,                              June 30,
                                                     2000               1999               2000               1999
                                                 ------------       ------------       ------------       ------------
Total revenue                                    $     13,148       $     13,965       $     26,060       $     26,026
Cost of sales                                           7,547              6,515             14,216             12,379
                                                 ------------       ------------       ------------       ------------
        Gross profit                                    5,601              7,450             11,844             13,647

Operating expenses:
   Research, development and clinical                   2,099              2,100              3,926              3,650
   Marketing and sales                                  4,003              2,808              7,435              5,085
   General and administrative                           1,394              1,246              2,583              2,181
   Restructuring                                         (297)              (738)               (81)              (738)
  Amortization of intangibles                             468                462                933                923
                                                 ------------       ------------       ------------       ------------
            Total operating expenses                    7,667              5,878             14,796             11,101
                                                 ------------       ------------       ------------       ------------

Income (loss) from operations                          (2,066)             1,572             (2,952)             2,546

   Interest income                                        250                260                460                574
                                                 ------------       ------------       ------------       ------------
 Net income (loss) before tax                          (1,816)             1,832             (2,492)             3,120
Tax provision (benefit)                                    --                 73                 --                125
                                                 ------------       ------------       ------------       ------------
Net loss                                         $     (1,816)      $      1,759       $     (2,492)      $      2,955
                                                 ============       ============       ============       ============
Basic net income (loss) per share                $      (0.10)      $       0.10       $      (0.14)      $       0.17
                                                 ============       ============       ============       ============
Diluted net income (loss) per share              $      (0.10)      $       0.10       $      (0.14)      $       0.16
                                                 ============       ============       ============       ============
Shares used in computing basic net income
(loss) per share:
    Basic                                          17,751,842         17,754,644         17,737,857         17,876,553
                                                 ------------       ------------       ------------       ------------
    Effect of dilutive common stock options                 -            243,699                 --            451,163
                                                 ------------       ------------       ------------       ------------
    Diluted                                        17,751,842         17,998,343         17,737,857         18,327,716
                                                 ============       ============       ============       ============


See accompanying notes

                             ENDOSONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                       Six months ended June 30,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities
Net income (loss)                                                      $ (2,492)      $  2,995
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
        Depreciation and amortization                                     1,977          1,470
        Net changes in :
          Operating assets                                                3,444        (11,166)
          Operating liabilities                                            (904)         1,624
                                                                       --------       --------
Net cash provided by (used in) operating activities                       2,025         (5,077)
                                                                       --------       --------

Cash flows from investing activities:
        Purchase of short-term investments                              (12,760)       (10,169)
        Maturities of short-term investments                             13,812          9,435
        Capital expenditures for property and equipment                  (2,289)        (1,859)
                                                                       --------       --------
Net cash (used in) investing activities                                  (1,237)        (2,593)
                                                                       --------       --------

Cash flows from financing activities:
        Treasury shares acquired                                           (104)        (2,482)
        Proceeds from the issuance of common stock                          253          2,223
                                                                       --------       --------
Net cash provided by (used in) financing activities                         149           (259)
                                                                       --------       --------

Effect of exchange rate changes on cash and cash equivalents
                                                                           (553)           (82)
                                                                       --------       --------

Net increase (decrease) in cash and equivalents                             384         (8,011)
Cash and equivalents, beginning of period                                 4,990          8,749
                                                                       ========       ========
Cash and equivalents, end of period                                    $  5,374       $    738
                                                                       ========       ========


See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited. In the opinion of the management of EndoSonics Corporation ("EndoSonics" or the "Company"), the condensed consolidated financial statements included in this report reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at June 30, 2000 and 1999, and the consolidated results of its operations and cash flows for the six month periods ended June 30, 2000 and 1999. Results for the interim periods are not necessarily indicative of consolidated results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-K.

DEFINITIVE AGREEMENT WITH JOMED

Subsequent to June 30, 2000, JOMED N.V. (SWX:JOM), a European medical technology company and the Company entered into a definitive merger agreement wherein JOMED will acquire all of the outstanding stock of EndoSonics Corporation against cash payment of $11.00 per share, or a total of approximately $205 million. Under the terms of the agreement, the cash tender offer will commence on or before August 21, 2000. The transaction has been approved by the boards of both companies. $150 million of the purchase price is intended to be funded through an offering of new JOMED shares and JOMED has arranged for commitments with Credit Suisse First Boston to provide this financing. The balance of the purchase price will come from JOMED's existing cash.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on its financial statements.

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

2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first in, first out
(FIFO) cost basis, or market value. Inventories consist of the following:

                                 June 30, 2000    December 31, 1999
                                 -------------    -----------------
Raw materials                       $ 4,130           $ 5,930
Work-in-process                       2,072             1,867
Finished goods                        3,698             5,184
                                    -------           -------
Total                               $ 9,900           $12,981
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

At June 30, 2000 and December 31, 1999 the Company had outstanding options to purchase 3,130,647 and 3,655,145 shares of common stock, respectively (with exercise prices ranging from $0.125 to $16.50) and outstanding warrants to purchase 12,304 shares of common stock (with exercise prices from $11.76 to $12.55). If exercised, these options could potentially dilute basic earnings per share in future periods.

4. COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

                                                                     Three months ended
                                                                          June 30,
                                                                       2000          1999
                                                                    -------       -------
Net income (loss)                                                   $(1,816)      $ 1,759

Other comprehensive income:
     Unrealized gain on available-for-sale securities
     (net tax of $108 and $64 in 2000 and 1999, respectively)        (1,243)       (1,539)
Foreign currency translation (net tax of $6 and $1 in 2000
     and 1999, respectively)                                             63            21
                                                                    -------       -------
 Comprehensive income                                               $(2,996)      $   241
                                                                    =======       =======

                                                                       Six months ended
                                                                            June 30,
                                                                       2000          1999
                                                                     -------       -------
Net income (loss)                                                    $(2,492)      $ 2,995

Other comprehensive income:
     Unrealized gain on available-for-sale securities
     (net tax of $385 and $7 in 2000 and 1999, respectively)           4,426          (162)
Foreign currency translation (net tax of $3 and $2 in 2000 and
     1999, respectively)                                                 (32)          (58)
                                                                     -------       -------
Comprehensive income                                                 $(1,902)      $ 2,775
                                                                     =======       =======


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

The elements of the accrual for the 1997 and 1998 restructuring and integration charges as of June 30, 2000 are as follows:


                                                   Restructuring
                                  Accrual as of     Charges Net                     Accrual as of
                                  December 31,       of Costs       Restructuring      June 30,
                                      1999           Incurred         Decrease           2000
                                  -------------    -------------    -------------   --------------
Corporate reorganization             $  786           $  (86)         $  (297)          $  403
                                  =============    =============   ==============   ==============


6. STOCK REPURCHASE

The Board of Directors has authorized a stock repurchase program whereby the Company may repurchase up to 1.7 million shares of its common stock from time-to-time in the open market or private transactions. As of December 31, 1999, the Company held 1,212,692 shares of its common stock in treasury. During the six months ended June 30, 2000, 43,050 shares of common stock held in treasury were re-issued to participants of the Company's Employee Stock Purchase Plan at approximately $4.09 per share. The Company also purchased an additional 20,000 shares of its common stock at approximately $5.18 per shares. As a result, a total of 1,189,642 shares were held in treasury at June 30, 2000 at an aggregate cost of approximately $6,734.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are generally indicated by words or phrases such as "anticipates", "estimates", "projects", "believes", "intends", "expects", and similar words and phrases. The Company's business is subject to risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to transition to new distribution arrangements in Europe and North America, the introduction of new products, FDA approval of new products and changes in regulatory requirements and third-party reimbursement policies. For discussion of these and other factors, please see "Risks Factors" on page 10 of this Form 10-Q and in the Company's Annual Report on Form 10-K (starting on page 19) for the fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS

SECOND QUARTER OF 2000 COMPARED TO THE SAME PERIOD IN 1999

Total Revenue. Total revenue decreased 6% to $13.1 million for the second quarter of 2000 from $13.9 million for the second quarter of 1999. The decrease is primarily due to a reduction in revenue in Europe, particularly Germany, over the second quarter of 1999. In the United States where the Company utilizes a direct sales force revenues increased 44% over 1999 levels. Second quarter revenues for the Intravascular Ultrasound ("IVUS") business decreased by $0.3 million or 3%, due primarily to lower IVUS system revenue shipments. This decrease was only partially offset by the increase in disposable shipments. Revenues for the Cardiometrics business decreased by $0.6 million, or 20%, primarily due to decreased Wavewire shipments.

Cost of Sales. Cost of sales as a percentage of sales increased to 57% for the second quarter of 2000, as compared to 47% for the second quarter of 1999. Cost of sales as a percentage of total revenues increased primarily due to manufacturing inefficiencies, including low manufacturing yields, related to the transition of certain product lines to the Company's San Diego facility, availability of quality sensors for the Company's Wave Wire production, and downward pressure on IVUS system prices. Due to the uncertainty associated with improvements in the efficiency of the Company's manufacturing process, the availability of quality sensors and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses remained constant at $2.1 million for the second quarter of 2000 and the second quarter of 1999. In May 2000 the Company announced that it has received FDA approval to begin human clinical trials of its directional radiation (brachytherapy) device. The Company expects an increase in research development and clinical expenses as it dedicates significant resources to this clinical trial, as well as various other research and development projects related to bringing new products to market.

Marketing and Sales. Marketing and sales expenses increased to $4.0 million in the second quarter of 2000 as compared to $2.8 million in the second quarter of 1999. The 43% increase is due to increased headcount and marketing programs related to staffing a direct sales force in the United States, France, Germany and the Benelux Region. As a percentage of total revenues, marketing and sales expenses increased to 30% in the second quarter of 2000 from 20% in the second quarter of 1999. The Company anticipates that it will continue to expand its direct sales force and marketing efforts in the United States and certain European territories.

General and Administrative. General and administrative expenses increased to $1.4 million or 11% of revenues in the second quarter of 2000 from $1.2 million or 9% of revenues during the same quarter in 1999. The increase is attributable to an overall increase in the level of operations, including an increase in headcount and facility related expenses over the second quarter of 1999.

Restructuring. Restructuring charges of ($0.3) million relate to a reduction in reserve requirement for the Company's termination agreement with a certain distribution partner.

Amortization of Intangibles. Amortization of intangibles was $0.5 million in the second quarter of 2000 and 1999. The amortization relates to goodwill and other intangible assets acquired in the acquisition of

Navius in August 1998 and Cardiometrics in July 1997. Goodwill and other intangibles are being amortized over periods ranging from three-to-nine years.

Other Income. Other income remained at $0.3 million in the second quarter of 2000 compared to $0.3 million in the second quarter of 1999.

Net Income (Loss). Net loss was ($1.8) million, or ($0.10) per basic share, in the second quarter of 2000 as compared to net income of $1.8 million, or $0.10 per basic share, in the second quarter of 1999.

FIRST SIX MONTHS OF 2000 COMPARED TO THE SAME PERIOD IN 1999

Total Revenue. Total revenue remained constant at $26.1 million for the first six months of 2000 from $26.0 million for the first six months of 1999. In the United States where the Company utilizes a direct sales force revenues increased 22% over 1999 levels. Six month revenues for the Intravascular Ultrasound ("IVUS") business decreased by $3.8 million or 21%, due primarily to lower IVUS system revenue shipments. This decrease was only partially offset by the increase in disposable shipments. Revenues for the Cardiometrics business decreased by $1.4 million, or 24%, primarily due to decreased Wavewire shipments.

Cost of Sales. Cost of sales as a percentage of sales increased to 55% for the first six months of 2000, as compared to 47% for the first six months of 1999. Cost of sales as a percentage of total revenues increased due primarily to manufacturing inefficiencies, including low manufacturing yields, related to the transition of certain product lines to the Company's San Diego facility, availability of quality sensors for the Company's Wave Wire production, and downward pressure on IVUS system prices. Due to the uncertainty associated with improvements in the efficiency of the Company's manufacturing process, the availability of quality sensors and the impact of increasingly competitive pricing, there can be no assurance that the Company's gross profit margin will be maintained or improve in future periods.

Research, Development, and Clinical. Research, development and clinical expenses increased to $3.9 million for the first six months of 2000 from $3.6 million for the first six months of 1999. The increase primarily relates to product enhancements and new products for the IVUS and functional measurement product lines. In May 2000 the Company announced that it has received FDA approval to begin human clinical trials of its directional radiation (brachytherapy) device. The Company expects an increase in research development and clinical expenses as it dedicates significant resources to this clinical trial, as well as various other research and development projects related to bringing new products to market.

Marketing and Sales. Marketing and sales expenses increased to $7.4 million in the first six months of 2000 as compared to $5.1 million in the first six moths of 1999. The 46% increase is due to increased headcount and marketing programs related to staffing a direct sales force in the United States, France, Germany and the Benelux Region. As a percentage of total revenues, marketing and sales expenses increased to 29% in the six months of 2000 from 20% in the first six months of 1999. The Company anticipates that it will continue to expand its direct sales force and marketing efforts in the United States and certain European territories.

General and Administrative. General and administrative expenses increased to $2.6 million or 10% of revenues in the first six months of 2000 from $2.2 million or 8% of revenues during the same six months in 1999. The increase is attributable to an overall increase in the level of operations, including an increase in headcount and facility related expenses over the first quarter of 1999.

Restructuring. Restructuring charges of ($0.1) million relate to a reduction in non-sales headcount in January 2000, offset by the reduction in reserve requirement for the Company's termination agreement with a certain distribution partner.

Amortization of Intangibles. Amortization of intangibles was $0.9 million in the first six months of 2000 and 1999. The amortization relates to goodwill and other intangible assets acquired in the acquisition of Navius in August 1998 and Cardiometrics in July 1997. Goodwill and other intangibles are being amortized over periods ranging from three-to-nine years.

Other Income. Other income decreased to $0.5 million in the first six months of 2000 compared to $0.6 million in the first six months of 1999. This is due to a decrease in interest income resulting from lower cash balances.

Net Income (Loss). Net loss was ($2.5) million, or ($0.14) per share, in the first six months of 2000 as compared to net income of $3.0 million, or $0.17 per basic share, in the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, the Company had cash and cash equivalents of $5.4 million, short-term investments of $24.2 million and $10 million available under a revolving line of credit. Net cash provided by (used in) operations was $2.0 million in the six months ended June 30, 2000 as compared to ($5.1) million in the same period in 1999. The improvement is primarily due to a reduction in the amount the Company invested under its stock repurchase program, and a reduction in inventory, partially offset by an increase in accounts receivable.

Net cash used in investing activities was $1.2 million in the six months ended June 30, 2000 as compared to $2.6 million in the same period of 1999. The increase was due primarily to the maturities of short-term investments, offset partially by capital expenditures and the purchase of short-term investments.

Net cash provided by (used in) financing activities was $0.1 million for the six months ended June 30, 2000 as compared to ($0.3) million in the same period of 1999. In the six months ended June 30, 2000 the Company repurchased 20,000 shares of its stock under its stock repurchase program at an aggregate cost of $0.1 million and received $0.2 million from the issuance of common stock related to the Employee Stock Purchase Plan and the exercise of stock options. In the six months ended June 30, 1999 the Company used $2.5 million to acquire treasury stock under its repurchase program and received $2.2 million from the exercise of stock options.

The Company anticipates using cash resources primarily for capital expenditures, product development, sales and marketing efforts, stock repurchases and working capital purposes. The Company believes that its existing cash, cash equivalents, and short-term investments as of June 30, 2000 will be sufficient to meet the Company's operating expenses and capital requirements through 2000. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available at all or on terms satisfactory to the Company.

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

SUBSEQUENT EVENT

Subsequent to June 30, 2000, JOMED N.V. (SWX:JOM), a European medical technology company and the Company entered into a definitive merger agreement wherein JOMED will acquire all of the outstanding stock of the Company against cash payment of $11.00 per share, or a total of approximately $205 million. Under the terms of the agreement, the cash tender offer will commence on or before August 21, 2000.

RISK FACTORS

History of Operating Losses; Anticipated Future Losses. The Company was founded in 1984 and has experienced annual operating losses since its inception. The Company's accumulated deficit at June 30, 2000 is approximately $120 million. There can be no assurance that the Company will be able to achieve or sustain profitability in the future. Although the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its liquidity requirements through 2000, there can be no assurance that the Company will not require additional financing or that such financing, if required, will be available on satisfactory terms, if at all.

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

Limitations on Third-Party Reimbursement. In the United States, the Company's products are purchased primarily by medical institutions that then bill various third-party payors. Medical institutions are reimbursed for the care of Medicare hospital patients based at a predetermined lump sum amount for diagnostic related groups, or DRGs regardless of the costs involved. The amount of money paid for a specific DRG is determined by the average consumption needed to treat a specific disease, including the nursing time, operating room time and supplies. The amount of reimbursement is fixed and thus the amount of potential profit for the medical institution relating to the procedure may be reduced to the extent the physician performs additional procedures such as IVUS imaging, pressure measurement or uses a more expensive product that combines ultrasound imaging with therapeutic capabilities.

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

The Company filed a complaint against Radiance Medical Systems, Inc. ("Radiance"), seeking a judicial determination that the Company has rights under a certain license agreement with Radiance to market and sell a catheter combining Focus Technology, a Company Transducer and a stent for coronary applications. The complaint does not currently seek damages but only a declaration confirming the Company's interpretation of the contract language over Radiance's interpretation of such language. In the event that Radiance prevails in the litigation, there may be a material adverse impact on the Company's future development efforts.

In October 1998, the Company entered into a five year litigation standstill agreement with Intravasular Research Limited with respect to certain intellectual property claims. The agreement includes the dismissal without prejudice of a pending Delaware lawsuit involving patent infringement claims. The agreement does not toll any potential patent infringement damages that may be accruing. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcomes of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

Defending and prosecuting intellectual property suits and related legal and administrative proceedings are costly and time-consuming. Further litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability , scope and validity of the proprietary rights of others. Any litigation or other proceedings will be costly and will result in significant diversion of effort by our technical and management personnel.

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

                           PART II. OTHER INFORMATION

ITEMS 1 through 3. Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on June 22, 2000. The three matters voted upon at the meeting were: (i) to elect the members of the Board of Directors of the Company set forth below to a one-year term of office;
(ii) to approve an amendment to the Company's 1998 Stock Option Plan, increasing the number of shares of common stock authorized for issuance under such plan by 500,000 shares; and (iii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000. The three matters were approved by the stockholders at such meeting by the number of votes set forth below:

                                                                        Abstentions
                                         Affirmative       Negative      and Broker
                                            Votes           Votes        Non-Votes
                                         -----------       --------     -----------
A.  Election of Directors:
    Julie A. Brooks                       9,207,978        791,626       7,745,107
    Thomas J. Cable                       9,207,078        791,526       7,746,107
    Dale Conrad                           9,207,978        791,626       7,745,107
    Jakob Stapfer                         9,270,078        729,526       7,808,107
    Gregg W. Stone, M.D.                  9,208,078        791,826       7,744,807
    Reinhard J. Warnking                  9,207,978        791,626       7,745,107
    W. Michael Wright                     9,207,978        791,626       7,745,107

B.  Amendment to the 1998 Stock:
    Option Plan                           6,509,152      3,436,942       7,798,617

C.  Ratification of Ernst & Young LLP
    As Independent Auditors:              9,937,679         46,822       7,760,210


ITEM 5. Other Information. None

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        Exhibit 27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarterly period ending June 30, 2000.

        The Company filed a Current Report on Form 8-K on August 8, 2000 to report the execution of a definitive merger agreement with JoMed N.V. pursuant to which JoMed, N.V. will acquire all of the outstanding common stock of the Company at a price of $11.00 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ENDOSONICS CORPORATION


                                          /s/     REINHARD J. WARNKING
                                          --------------------------------------
                                                  Reinhard J. Warnking
                                                         President and
                                               Chief Executive Officer

                                                Date:  August 14, 2000



                                          /s/         JEFFREY L. ELDER
                                          --------------------------------------
                                                      Jeffrey L. Elder
                                                Sr. Vice President and
                                               Chief Financial Officer

                                                Date:  August 14, 2000



                                          /s/         KATHLEEN E. REDD
                                          --------------------------------------
                                                      Kathleen E. Redd
                                                    Vice President and
                                                  Corporate Controller
                                          Principal Accounting Officer

                                                Date:  August 14, 2000